Form 10-Q
period 2019-01-31
SYNOPSYS INC
filed 2019-02-25
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 22, 2019, there were 149,675,824 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2019	October 31, 2018*
ASSETS
Current assets:
Cash and cash equivalents	$592,305	$723,115
Accounts receivable, net	762,292	554,217
Inventories	137,559	122,407
Income taxes receivable and prepaid taxes	55,547	76,525
Prepaid and other current assets	249,927	67,533
Total current assets	1,797,630	1,543,797
Property and equipment, net	317,896	309,310
Goodwill	3,145,700	3,143,249
Intangible assets, net	332,187	360,404
Long-term prepaid taxes	54,722	138,312
Deferred income taxes	337,824	404,166
Other long-term assets	358,527	246,736
Total assets	$6,344,486	$6,145,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$335,341	$578,326
Accrued income taxes	13,366	27,458
Deferred revenue	1,262,201	1,152,862
Short-term debt	414,730	343,769
Total current liabilities	2,025,638	2,102,415
Long-term accrued income taxes	47,932	50,590
Long-term deferred revenue	63,013	116,859
Long-term debt	127,140	125,535
Other long-term liabilities	296,098	265,560
Total liabilities	2,559,821	2,660,959
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 149,276 and 149,265 shares outstanding, respectively	1,493	1,493
Capital in excess of par value	1,654,363	1,644,830
Retained earnings	2,820,910	2,543,688
Treasury stock, at cost: 7,985 and 7,996 shares, respectively	(600,112)	(597,682)
Accumulated other comprehensive income (loss)	(97,852)	(113,177)
Total Synopsys stockholders’ equity	3,778,802	3,479,152
Non-controlling interest	5,863	5,863
Total stockholders’ equity	3,784,665	3,485,015
Total liabilities and stockholders’ equity	$6,344,486	$6,145,974
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2019	2018
Revenue:
Time-based products	$553,716	$570,933
Upfront products	130,513	91,604
Maintenance and service	136,172	106,889
Total revenue	820,401	769,426
Cost of revenue:
Products	116,620	111,394
Maintenance and service	58,829	50,754
Amortization of intangible assets	17,443	19,008
Total cost of revenue	192,892	181,156
Gross margin	627,509	588,270
Operating expenses:
Research and development	271,326	264,411
Sales and marketing	155,959	150,512
General and administrative	42,061	56,372
Amortization of intangible assets	10,784	9,539
Restructuring	(35)	(282)
Total operating expenses	480,095	480,552
Operating income	147,414	107,718
Other income (expense), net	(359)	12,385
Income before income taxes	147,055	120,103
Provision (benefit) for income taxes	(6,459)	123,794
Net income (loss)	$153,514	$(3,691)
Net income (loss) per share:
Basic	$1.03	$(0.02)
Diluted	$1.01	$(0.02)
Shares used in computing per share amounts:
Basic	149,288	149,441
Diluted	152,661	149,441
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2019	2018
Net income (loss)	$153,514	$(3,691)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,383	21,080
Cash flow hedges:
Deferred gains (losses), net of tax of $(1,591) and $(3,419), respectively	5,467	13,013
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,236) and $1,325, respectively	4,475	(5,306)
Other comprehensive income (loss), net of tax effects	15,325	28,787
Comprehensive income	$168,839	$25,096
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015
Net income				153,514			153,514		153,514
Retained earnings adjustment due to adoption of accounting standards related to revenue(1)				257,594			257,594		257,594
Retained earnings adjustment due to adoption of an accounting standard related to income taxes(2)				(130,544)			(130,544)		(130,544)
Other comprehensive income (loss), net of tax effects						15,325	15,325		15,325
Purchases of treasury stock	(346)	(3)	3		(29,185)		(29,185)		(29,185)
Common stock issued, net of shares withheld for employee taxes	357	3	(27,736)	(3,342)	26,755		(4,320)		(4,320)
Stock-based compensation			37,266				37,266		37,266
Balance at January 31, 2019	149,276	$1,493	$1,654,363	$2,820,910	$(600,112)	$(97,852)	$3,778,802	$5,863	$3,784,665

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2017	150,445	$1,505	$1,622,429	$2,143,873	$(426,208)	$(65,979)	$3,275,620	$4,104	3,279,724
Net income (loss)				(3,691)			(3,691)		(3,691)
Other comprehensive income (loss), net of tax effects						28,787	28,787		28,787
Purchases of treasury stock	(1,987)	(20)	20		(180,000)		(180,000)		(180,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	495	5	(22,103)	(6,328)	32,126		3,700		3,700
Stock-based compensation			32,113				32,113		32,113
Balance at January 31, 2018	148,953	$1,490	$1,612,459	$2,133,854	$(574,082)	$(37,192)	$3,136,529	$4,104	$3,140,633

(1) See Note 2. Summary of Significant Accounting Policies for additional information on the retained earnings adjustment due to adoption of Accounting Standards Codification (ASC) 606 and ASC 340.
(2) See Note 14. Taxes for additional information on the retained earnings adjustment due to adoption of Accounting Standard Update (ASU) 2016-16.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$153,514	$(3,691)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	51,830	43,920
Amortization of capitalized costs to obtain revenue contracts	12,793	—
Stock compensation	38,460	32,323
Allowance for doubtful accounts	1,500	368
(Gain) loss on sale of property and investments	—	4
Deferred income taxes	(6,215)	46,172
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(209,049)	(34,811)
Inventories	(15,827)	(15,811)
Prepaid and other current assets	(10,027)	(14,504)
Other long-term assets	(49,403)	(25,601)
Accounts payable and accrued liabilities	(219,099)	(139,864)
Income taxes	(41,985)	(18,017)
Deferred revenue	149,489	70,458
Net cash used in operating activities	(144,019)	(59,054)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	12,449
Purchases of property and equipment	(29,007)	(28,316)
Cash paid for acquisitions and intangible assets, net of cash acquired	—	(608,344)
Capitalization of software development costs	(737)	(807)
Net cash used in investing activities	(29,744)	(625,018)
Cash flows from financing activities:
Proceeds from credit facilities	185,080	450,000
Repayment of debt	(112,812)	(21,875)
Issuances of common stock	6,358	12,486
Payments for taxes related to net share settlement of equity awards	(10,593)	(10,247)
Purchase of equity forward contract	—	(20,000)
Purchases of treasury stock	(29,185)	(180,000)
Other	(762)	—
Net cash provided by financing activities	38,086	230,364
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,882	11,555
Net change in cash, cash equivalents and restricted cash	(130,795)	(442,153)
Cash, cash equivalents and restricted cash, beginning of period	725,001	1,050,075
Cash, cash equivalents and restricted cash, end of period	$594,206	$607,922
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) provides products and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their code. The Company is a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. The Company also offers semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, the Company provides technical services and support to help its customers develop advanced chips and electronic systems. These products and services are part of the Company’s Semiconductor & System Design segment.
The Company is also a leading provider of software tools and services that improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy and industrials. These tools and services are part of the Company’s Software Integrity segment.

Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income, stockholders' equity and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2018 as filed with the SEC on December 17, 2018.
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
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that every five or six years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2019 is a 52-week year and will end on November 2, 2019. Fiscal 2018 was a 53-week year and ended on November 3, 2018.
The results of operations for the first quarters of fiscal 2019 and 2018 included 13 weeks and 14 weeks, respectively, and ended on February 2, 2019 and February 3, 2018, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Segment Reporting. Effective in fiscal 2019, the Company realigned its business to evaluate the results of its Software Integrity business separately from Synopsys’ traditional electronic design automation (EDA) and semiconductor IP business. The Chief Operating Decision Makers (CODMs) now regularly review disaggregated information for the following two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and associated services, and (2) Software Integrity, which includes security and quality solutions for software development across many industries. Synopsys' CODMs are its two co-

Chief Executive Officers. Historical segment disclosures have been recast to retrospectively reflect the change from one to two reportable segments.
Goodwill. Effective in the first quarter of fiscal 2019, with the change in the Company’s reportable segments, the Company has determined there are now two reporting units, requiring goodwill to be allocated to the two reporting units using a relative fair value method. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill at each reporting unit is tested for impairment annually as of October 31, or more frequently if facts and circumstances warrant a review. As a result of changes to the Company's segment reporting, the Company conducted a quantitative impairment test for each of its reporting units and concluded that there was no impairment. The Company performs either a qualitative or quantitative analysis when testing a reporting unit’s goodwill for impairment. A qualitative goodwill impairment test is performed when the fair value of a reporting unit historically has significantly exceeded the carrying value of its net assets and based on current operations is expected to continue to do so. Otherwise, the Company is required to conduct a quantitative impairment test for each reporting unit and estimates the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market approach based on market multiples. The discount rate used in an income approach is based on the Company's weighted-average cost of capital and may be adjusted for the relevant risks pertaining to projecting future cash flows. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded for the difference. Refer to Note 3. Goodwill and Intangible Assets for a discussion of the change in reporting units as related to the realignment of the Company’s segments.
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC 606), "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605).” The new guidance creates a single, principle-based model for revenue recognition that is intended to expand and improve companies' revenue disclosures. For revenue recognition policies under ASC 605, refer to Note 2 - Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018.
ASC 606 requires a company to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASC 606 also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to ASC 606, including amendments that deferred the initially proposed adoption date and clarified accounting for licenses of intellectual property and identifying performance obligations.
The Company adopted ASC 606 at the beginning of fiscal 2019 using the modified retrospective transition method. Under this method, periods prior to the adoption date are not adjusted and continue to be reported under the revenue accounting literature in effect during those periods. The Company evaluated contracts that were in effect at the beginning of fiscal 2019 as if they had been accounted for under ASC 606 from the contract inception and summarized the most significant adoption impacts as follows:

•
Revenue for certain ongoing contracts that was previously deferred would have been recognized in the periods prior to adoption under ASC 606. Therefore, upon adoption, the Company recorded the following adjustments to the beginning balances to reflect the amount of revenue that will no longer be recognized in future periods for such contracts: an increase to retained earnings of $265.1 million, a decrease to unbilled receivables of $27.4 million, an increase to contract assets of $126.9 million, and a decrease in deferred revenue of $165.6 million.

•
The Company capitalized $73.8 million of incremental costs for obtaining contracts with customers at the adoption date with a corresponding adjustment to retained earnings, and is amortizing these costs over the contract term.

•	The Company recorded an increase in its opening deferred tax liability of $81.4 million, with a corresponding adjustment to retained earnings, to record the tax effect of the above adjustments.

The impacts of adopting ASC 606 on the Company's unaudited condensed consolidated financial statements for the quarter are summarized in the tables below.
Balance Sheet Accounts
The following table summarizes the effects of adopting ASC 606 on certain account balances of the unaudited condensed consolidated balance sheet that were impacted as of January 31, 2019:

	As reported under ASC 606	Adjustments	Adjusted balance under ASC 605
	(in thousands)
Receivables, net	$762,292	$73,234	$835,526
Prepaid and other current assets	249,927	(167,729)	82,198
Deferred income taxes	337,824	70,362	408,186
Other long-term assets	358,527	(95,715)	262,812
Accounts payable and other accrued liabilities	335,341	(10,713)	324,628
Deferred revenue	1,262,201	112,374	1,374,575
Long-term deferred revenue	63,013	80,614	143,627
Other long-term liabilities (1)	296,098	(16,671)	279,427
Retained earnings	2,820,910	(285,452)	2,535,458
(1) Includes long-term deferred tax liabilities.
Statements of Operations
The following table summarizes the effects of adopting ASC 606 on the unaudited condensed consolidated statements of operations for the three months ended January 31, 2019:

	As reported under ASC 606	Adjustments	Adjusted under ASC 605
	(in thousands, except per share amounts)
Revenue:
Time-based products	$553,716	$15,856	$569,572
Upfront products	130,513	(16,786)	113,727
Maintenance and service	136,172	(21,414)	114,758
Total revenue	820,401	(22,344)	798,057
Cost of Revenue:
Products	116,620	—	116,620
Maintenance and service	58,829	—	58,829
Amortization of intangible assets	17,443	—	17,443
Total cost of revenue	192,892	—	192,892
Gross margin	627,509	(22,344)	605,165
Operating expenses:
Research and development	271,326	—	271,326
Sales and marketing	155,959	11,184	167,143
General and administrative	42,061	—	42,061
Amortization of intangible assets	10,784	—	10,784
Restructuring	(35)	—	(35)
Total operating expenses	480,095	11,184	491,279
Operating income	147,414	(33,528)	113,886
Other income (expense), net	(359)	—	(359)
Income (loss) before provision for income taxes	147,055	(33,528)	113,527
Provision (benefit) for income taxes	(6,459)	(5,670)	(12,129)
Net income (loss)	$153,514	$(27,858)	$125,656
Net income (loss) per share:			—
Basic	$1.03	$(0.19)	$0.84
Diluted	$1.01	$(0.19)	$0.82
Shares used in computing per share amounts:			—
Basic	149,288		149,288
Diluted	152,661		152,661
Statements of Cash Flows

Adoption of ASC 606 had no impact to cash from or used in operating, financing, or investing activities on the unaudited condensed consolidated cash flows statements.
Revenue Policy
The core principle of ASC 606 is to recognize revenue for the transfer of services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products. The principle is achieved through the following five-step approach:

•	Identification of the contract, or contracts, with the customer

•	Identification of the performance obligation in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation
Nature of Products and Services
The Company generates revenue from the sale of products that include software licenses and, to a lesser extent,

hardware products, maintenance and services. The various types are set forth below.
Electronic Design Automation
Software license revenue consists of fees associated with the licensing of the Company's software primarily through Technology Subscription License (TSL) contracts. TSLs are time-based licenses for a finite term and generally provide the customer with limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The majority of the Company's arrangements are TSLs due to the nature of its business and customer requirements. In addition to the licenses, the arrangements also include: post-contract customer support, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology; other intertwined services such as multiple copies of the tools; assisting the Company's customers in applying the Company's technology in the customers' development environment; and rights to remix licenses for other licenses. Payments are generally received in equal or near equal installments over the term of the arrangement. Under ASC 605, these arrangements were qualified to be recognized ratably over the contract terms. Under ASC 606, the Company has concluded that its software licenses in TSL contracts are not distinct from its obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of the software license. Remix rights are not an additional promised good or service in the contract, and where unspecified additional software product rights are part of the contract with the customer, such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support because such rights are provided for the same period of time and have the same pattern of transfer to the customer over the duration of the subscription term.
IP & System Integration
The Company generally licenses IP under nonexclusive license agreements that provide usage rights for specific applications. Additionally, for certain IP license agreements, royalties are collected as customers sell their own products that incorporate the Company’s IP. Under ASC 605, the Company recognized revenue either upfront if certain criteria in ASC 605 were met, or over the contractual period for IP licensing and support arrangements if such arrangements were combined with other TSL arrangements. Under ASC 606, these arrangements generally have two distinct performance obligations that consist of transferring the licensed IP and the support service. Support services consist of a stand-ready obligation to provide technical support and software updates over the support term. Revenue allocated to the IP license is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support services is recognized ratably over the support term. Royalties are recognized as revenue is earned, generally when the customer sells its products that incorporate the Company’s IP.
Software Integrity Products
Software Integrity product arrangements provide customers the right to software licenses, software updates and technical support. Under the term of these arrangements, the customer expects to receive integral updates to the software licenses that protect the customer’s software from potential security vulnerabilities. The licenses and software updates together serve to fulfill the Company’s commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. Software updates are part of the contract with the customer, and such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support because such rights are provided for the same period of time and have the same time-based pattern of transfer to the customer.
Hardware
The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product, which includes embedded software integral to the functionality of the hardware product. The second performance obligation is to provide maintenance on the hardware and its embedded software, including rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The portion of the transaction price allocated to the hardware product is generally recognized as revenue at a point in time when the hardware is delivered to the customer. The Company has concluded that control generally transfers upon delivery because the customer has title to the hardware, physical possession of the hardware, and a present obligation to pay for the hardware. The portion of the transaction price allocated to maintenance is recognized as revenue that is ratable over the maintenance term. The adoption of ASC 606 did not change the timing of revenue recognition for hardware products and related services.

Professional Services
Our arrangements often include service elements (other than maintenance and support services). These services include training, design assistance, and consulting. Services performed on a time and materials basis are recognized over time, as the customer simultaneously receives and consumes the benefit provided. Certain arrangements also include the customization or modification of licensed IP. Revenue from these contracts is recognized over time as the services are performed, when the development is specific to the customer’s needs and Synopsys has enforceable rights to payment for performance completed. Performance is generally measured using costs incurred or hours expended to measure progress. The Company has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and changes in customer delivery priorities. Payments for services are generally due upon milestones in the contract or upon consumption of the hourly resources.
Flexible Spending Accounts
Some customers enter into a non-cancelable Flexible Spending Account arrangement (FSA) whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of Synopsys products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate order to identify the required products and services that they are purchasing. The combination of the FSA arrangement and the subsequent order creates enforceable rights and obligations, thus meeting the definition of a revenue contract. Each separate order under the agreement is treated as an individual contract under the new standard and accounted for based on the respective performance obligations included within the FSA arrangements.
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended January 31,
	2019	2018
EDA	61%	63%
IP & System Integration	29%	28%
Software Integrity Products & Services	10%	8%
Other	—%	1%
Total	100%	100%
Judgments
The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together require significant judgment. The Company has concluded that (1) its EDA software licenses in TSL contracts are not distinct from its obligation to provide unspecified software updates to the licensed software throughout the license term, because those promises represent inputs to a single, combined performance obligation, and (2) where unspecified additional software product rights are part of the contract with the customer, such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support, because such rights are provided for the same period of time and have the same time-based pattern of transfer to the customer. In reaching this conclusion, the Company considered the nature of the obligation to customers which is to provide an ongoing right to use the most up to date and relevant software. As EDA customers operate in a rapidly changing and competitive environment, satisfying the obligation requires providing critical updates to the existing software products, including ongoing iterative interaction with customers to make the software relevant to customers’ ability to meet the time to go to market with advanced products.
Similarly, the Company also concluded that in its Software Integrity business, the licenses and maintenance updates serve together to fulfill the Company’s commitment to the customer as both work together to provide the functionality to the customer and represent a combined performance obligation because the updates are essential to the software’s central utility, which is to identify security vulnerabilities and other threats.

Judgment is also required to determine the standalone selling price (SSP) for each distinct performance obligation. For non-software performance obligations (IP, Hardware, and services), SSP is established based on observable prices of products and services sold separately. SSP for license (and related updates and support) in a contract with multiple performance obligations is determined by applying a residual approach whereby all other non-software performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSP, using observable prices, with any residual amount of the transaction price allocated to the license because the Company does not sell the license separately, and the pricing is highly variable.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s unaudited condensed consolidated balance sheet. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. For time-based software agreements, customers are generally invoiced in equal, quarterly amounts, although some customers prefer to be invoiced in single or annual amounts. The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to invoice and receive payment.
The contract assets indicated below are presented as prepaid and other current assets in the unaudited condensed consolidated balance sheet. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional.
Contract balances are as follows:

	As of January 31, 2019	As of October 31, 2018
		as adjusted
	(in thousands)
Contract assets	$167,729	$126,897
Unbilled receivables	36,922	36,699
Deferred revenue	1,325,214	1,104,110
During the three months ended January 31, 2019, the Company recognized $487.1 million of revenue that was included in the deferred revenue balance at the beginning of the period, as adjusted for the adoption of ASC 606.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.3 billion as of January 31, 2019, which includes $432.5 million in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. The contracted unsatisfied performance obligations, excluding non-cancellable FSA, expected to be recognized over the next 12 months is approximately 50%, with the remainder recognized thereafter.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period over which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of January 31, 2019 were $95.7 million and are included in other assets in the Company’s unaudited condensed consolidated balance sheet. Amortization of these assets was $12.8 million during the three months ended January 31, 2019 and is included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.
Note 3. Goodwill and Intangible Assets
Following the realignment of the Company’s operating segments during the first quarter of fiscal 2019, as described in Note 12. Segment Disclosure, the Company has two reporting units and has assigned assets and liabilities to each of the reporting units based on each unit's operating activities. Previously, the Company operated as a single reporting segment and reporting unit. Goodwill was reallocated to the reporting units using a relative fair value method and assessed for impairment. No impairment of goodwill was identified for any periods presented.

Intangible assets as of January 31, 2019 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$773,147	$615,315	$157,832
Customer relationships	358,644	214,037	144,607
Contract rights intangible	184,260	178,614	5,646
Trademarks and trade names	42,928	23,116	19,812
In-process research and development (IPR&D)(1)	1,200	—	1,200
Capitalized software development costs	36,556	33,466	3,090
Total	$1,396,735	$1,064,548	$332,187

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2018 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$773,147	$598,956	$174,191
Customer relationships	358,524	204,382	154,142
Contract rights intangible	183,953	177,191	6,762
Trademarks and trade names	42,929	21,944	20,985
In-process research and development (IPR&D)(1)	1,200	—	1,200
Capitalized software development costs	35,818	32,694	3,124
Total	$1,395,571	$1,035,167	$360,404

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Core/developed technology	$16,359	$18,068
Customer relationships	9,580	8,563
Contract rights intangible	1,116	890
Trademarks and trade names	1,172	1,026
Capitalized software development costs(2)	772	920
Total	$28,999	$29,467

(2)	Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets as of January 31, 2019:

Fiscal Year	(in thousands)
Remainder of fiscal 2019	$73,894
2020	78,456
2021	55,954
2022	44,017
2023	29,219
2024 and thereafter	49,447
IPR&D(3)	1,200
Total	$332,187

(3)	IPR&D assets are amortized over their useful lives upon completion or are written off upon abandonment.

Note 4. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of January 31, 2019, the balances of the Company's cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$122,397	$—	$—	$—	$122,397
Total:	$122,397	$—	$—	$—	$122,397

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents.

As of October 31, 2018, the balances of the Company's cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$165,296	$—	$—	$—	$165,296
Total:	$165,296	$—	$—	$—	$165,296

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents.
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The Company adopted the standard in the first quarter of fiscal 2019 and applied it retrospectively for the periods presented. As required by ASU 2016-18, the Company included amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. All restricted cash is primarily associated with office leases and has no material impact on the Company’s unaudited condensed consolidated statement of cash flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of January 31, 2019	As of October 31, 2018
	(in thousands)
Cash and cash equivalents	$592,305	$723,115
Restricted cash included in Prepaid expenses and other current assets	1,169	1,164
Restricted cash included in Other long-term assets	732	722
Total cash, cash equivalents and restricted cash	$594,206	$725,001
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
The effect of the changes in the fair values of non-designated forward contracts is summarized as follows:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(1,900)	$(1,571)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of January 31, 2019	As of October 31, 2018
	(in thousands)
Total gross notional amount	$1,010,001	$1,135,549
Net fair value	$(8,244)	$(18,120)
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

The following table represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2019
Other current assets	$5,117	$46
Accrued liabilities	$13,059	$348
As of October 31, 2018
Other current assets	$4,771	$131
Accrued liabilities	$22,890	$132
The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2019
Foreign exchange contracts	Revenue	$(1,208)	Revenue	$164
Foreign exchange contracts	Operating expenses	6,675	Operating expenses	(4,639)
Total		$5,467		$(4,475)
Three months ended January 31, 2018
Foreign exchange contracts	Revenue	$(2,626)	Revenue	$1,667
Foreign exchange contracts	Operating expenses	15,639	Operating expenses	3,639
Total		$13,013		$5,306
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2019	$(104)	$(13)
For the three months ended January 31, 2018	$214	$1,100

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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
The Company’s borrowings under its credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 7. Credit Facility for more information on these borrowings.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2019:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$122,397	$122,397	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	5,163		5,163	—
Other long-term assets:
Deferred compensation plan assets	229,274	229,274	—	—
Total assets	$356,834	$351,671	$5,163	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$13,407	$—	$13,407	$—
Other long-term liabilities:
Deferred compensation plan liabilities	229,274	229,274	—	—
Total liabilities	$242,681	$229,274	$13,407	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2018:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$165,296	$165,296	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	4,902	—	4,902	—
Other long-term assets:
Deferred compensation plan assets	212,165	212,165	—	—
Total assets	$382,363	$377,461	$4,902	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$23,022	$—	$23,022	$—
Other long-term liabilities:
Deferred compensation plan liabilities	212,165	212,165	—	—
Total liabilities	$235,187	$212,165	$23,022	$—

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
The Company did not recognize any impairment during the three months ended January 31, 2019 and January 31, 2018.
Note 6. Liabilities and Restructuring Charges
In fiscal 2018, the Company recorded $12.9 million of restructuring charges for severance and benefits due to involuntary employee termination actions. The restructuring actions were undertaken to position the Company for future growth, reallocate resources to priority areas and, to a lesser extent, eliminate operational redundancy. These charges consisted primarily of severance benefits. During the three months ended January 31, 2019, the Company made payments of $6.8 million related to the 2018 employee termination actions. The outstanding balance as of January 31, 2019 was $1.3 million, which is recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets. Payments under the 2018 restructuring plans are anticipated to be completed in fiscal 2019. As of October 31, 2018, there was an $8.1 million outstanding balance remaining in accounts payable and accrued liabilities in the consolidated balance sheets.

Accounts payable and accrued liabilities consist of:

	As of January 31, 2019	As of October 31, 2018
	(in thousands)
Payroll and related benefits	$241,897	$413,307
Other accrued liabilities	67,425	79,973
Accounts payable	26,019	85,046
Total	$335,341	$578,326
Other long-term liabilities consist of:

	As of January 31, 2019	As of October 31, 2018
	(in thousands)
Deferred compensation liability	$229,274	$212,165
Other long-term liabilities	66,824	53,395
Total	$296,098	$265,560
Note 7. Credit Facility
In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of January 31, 2019, the Company had $10.8 million outstanding under the agreement.
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2019, the Company was in compliance with all financial covenants.
As of January 31, 2019, the Company had $131.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $116.3 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2019	$11,250
2020	17,813
2021	27,187
2022	75,000
Total	$131,250
As of October 31, 2018, the Company had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities, and $330.0 million outstanding balance under the Revolver.
The total outstanding balance of the Revolver as of January 31, 2019 was $400.0 million, which was included in short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2019, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of January 31, 2019	As of October 31, 2018
	(in thousands)
Cumulative currency translation adjustments	$(83,906)	$(89,289)
Unrealized gain (loss) on derivative instruments, net of taxes	(13,946)	(23,888)
Total accumulated other comprehensive income (loss)	$(97,852)	$(113,177)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$164	$1,667
Operating expenses	(4,639)	3,639
Gain (loss) on available-for-sale securities
Other income (expense)	—	(4)
Total reclassifications into net income	$(4,475)	$5,302

Note 9. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on April 5, 2018. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2019, $295.8 million remained available for further repurchases under the program.

Stock repurchase activities are as follows:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Total shares repurchased(1)	346	1,987
Total cost of the repurchased shares	$29,185	$180,000
Reissuance of treasury stock	357	495

(1)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the Company's accelerated share repurchase agreement entered into in September 2017.
Note 10. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Cost of products	$4,126	$3,383
Cost of maintenance and service	1,459	1,247
Research and development expense	18,304	15,396
Sales and marketing expense	7,272	6,621
General and administrative expense	7,299	5,676
Stock compensation expense before taxes	38,460	32,323
Income tax benefit	(6,449)	(6,038)
Stock compensation expense after taxes	$32,011	$26,285
As of January 31, 2019, there was $249.7 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.4 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Intrinsic value of awards exercised	$8,152	$18,775
Note 11. Net Income (Loss) per Share
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

The table below reconciles the weighted-average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended January 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$153,514	$(3,691)
Denominator:
Weighted-average common shares for basic net income (loss) per share	149,288	149,441
Dilutive effect of potential common shares from equity-based compensation	3,373	—
Weighted-average common shares for diluted net income (loss) per share	152,661	149,441
Net income (loss) per share:
Basic	$1.03	$(0.02)
Diluted	$1.01	$(0.02)
Anti-dilutive employee stock-based awards excluded(1)	1,601	4,627

(1)
These employee stock-based awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income (loss) per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 12. Segment Disclosure
Certain disclosures are required for operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Makers (CODMs) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are its two co-Chief Executive Officers.
In prior periods, the Company operated in a single segment. Effective in fiscal 2019, the Company realigned its business to evaluate the results of its Software Integrity business separately from the Company’s traditional EDA and semiconductor IP business. The CODMs now regularly review disaggregated information for the following two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and associated services, and (2) Software Integrity, which includes security and quality solutions for software development across many industries. The Company’s historical results have been recast to retrospectively reflect the change from one to two reportable segments.
As a result of the change in reporting structure, financial information provided to and used by the CODMs to assist in making operational decisions, allocating resources, and assessing performance reflects consolidated financial information as well as revenue, adjusted operating income, and adjusted operating margin information for the Semiconductor & System Design and Software Integrity segments, accompanied by disaggregated information relating to revenues by geographic region.

Information by reportable segment was as follows:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Total Segments:
Revenues	$820,401	$769,426
Adjusted operating income	200,952	195,946
Adjusted operating margin	24%	25%
Semiconductor & System Design:
Revenues	$737,906	$705,333
Adjusted operating income	195,317	199,116
Adjusted operating margin	26%	28%
Software Integrity:
Revenues	$82,495	$64,093
Adjusted operating income	5,635	(3,170)
Adjusted operating margin	7%	(5)%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of intangible assets, stock compensation and other operating expenses, are presented in the table below to provide a reconciliation of the total adjusted operating income from segments to the Company's consolidated operating income:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Total segment adjusted operating income	$200,952	$195,946
Reconciling items:
Amortization of intangible expense	(28,227)	(28,547)
Stock-based compensation expense	(38,460)	(32,323)
Other	13,149	(27,358)
Total operating income	$147,414	$107,718
The CODMs do not use total assets by segment to evaluate segment performance or allocate resources. As a result, total assets by segment are not required to be disclosed.
Revenue by Geography
The CODMs consider where individual “seats” or licenses to the Company’s products are located in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Revenues related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Revenue:
United States	$407,799	$384,574
Europe	83,886	85,465
Japan	65,073	68,389
Asia-Pacific and Other	263,643	230,998
Consolidated	$820,401	$769,426
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three months ended January 31, 2019 and 2018, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 13. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Interest income	$1,565	$1,636
Interest expense	(4,554)	(2,843)
Gain (loss) on assets related to executive deferred compensation plan assets	4,289	13,440
Foreign currency exchange gain (loss)	(416)	(1,019)
Other, net	(1,243)	1,171
Total	$(359)	$12,385
Note 14. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2019	2018
	(in thousands)
Income before income taxes	$147,055	$120,103
Provision (benefit) for income taxes	$(6,459)	$123,794
Effective tax rate	(4.4)%	103.1%
The Tax Cuts and Jobs Act (Tax Act), enacted on December 22, 2017, lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Beginning in the Company's fiscal 2019, the annual statutory federal corporate tax rate is 21%.
The Company’s effective tax rate for the three months ended January 31, 2019 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal and California research credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and a decrease in unrecognized foreign tax benefits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.

The Company's effective tax rate decreased in the three months ended January 31, 2019 as compared to the same period in fiscal 2018, primarily due to accounting for the effects of the enactment of the Tax Act in fiscal 2018, offset by the benefit resulting from a decrease in unrecognized foreign tax benefits.

The Tax Act includes certain new tax provisions listed below in the first quarter of fiscal 2019.

•
A tax on global intangible low-tax income (GILTI), which is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return. In the first quarter of fiscal 2019, the Company adopted an accounting policy to account for the tax effects of GILTI in the period that it is subject to such tax.

•	A base erosion and anti-abuse tax (BEAT), which functions as a minimum tax that partially disallows deductions for certain related party transactions and certain tax credits.

•	A special tax deduction for foreign-derived intangible income (FDII), which, in general, allows a deduction of certain intangible income earned in the U.S. and derived from foreign sources.

In the first quarter of 2019, the U.S. Treasury Department issued proposed regulations that could impact the calculation of taxes related to these provisions. While the Company continues to evaluate the potential impact on its estimated annual tax rate, such regulations have not been finalized and are subject to change.

On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. In view of the Tax Court opinion, the Company amended its cost-sharing arrangement effective February 1, 2016 to exclude stock-based compensation expense on a prospective basis and has reflected the corresponding benefits in its income tax expense for fiscal year 2016, 2017 and 2018. On July 24, 2018, the United States Court of Appeals for the Ninth Circuit reversed the decision of the Tax Court, however, subsequently withdrew the decision on August 7, 2018. A rehearing of the case was held on October 16, 2018, but a decision has not yet been issued. As the final resolution with respect to historical cost-sharing of stock-based compensation, and the potential impact on the Company, is unclear, the Company is recording no impact at this time and will continue to monitor developments related to this opinion and the potential impact of those developments on the Company's prior fiscal years. The Company's intercompany cost-sharing arrangement was terminated at the end of fiscal 2018 as part of a tax restructuring.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $21 million. In addition, a settlement or changes in guidance could result in changes to the Company's valuation allowance.
Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU was adopted on the first day of fiscal 2019. As a result of the adoption, the Company recorded a decrease of approximately $130.5 million in retained earnings as of the beginning of the period of adoption, with a corresponding decrease in prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets other than inventory previously deferred. The Company will recognize the income tax consequences of new intra-entity transfers of assets other than inventory in the consolidated statement of income in the period when the transaction takes place.
Non-U.S. Examinations

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. In the first quarter of fiscal 2018,

Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Hungarian Administrative Court. Another court hearing is scheduled for February 26, 2019. If the Company ultimately prevails in the case, the assessment of $25.0 million and associated interest and penalties would be canceled.

In the fourth quarter of 2018, the Company made significant changes to its international tax structure by transferring intangible assets between certain foreign subsidiaries, including its Hungarian subsidiary. In the first quarter of fiscal 2019, the Company received a ruling from the Hungarian authorities, which provided guidance on determining the tax associated with the gain recognized on the transfer, resulting in a benefit of $22.8 million recognized in the first quarter of fiscal 2019.

In the first quarter of fiscal 2019, the Company reached final settlement with Taiwanese tax authorities for fiscal year 2017 and recognized $5.5 million in previously unrecognized tax benefits.

The Company is also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Note 15. Contingencies
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
In March 2017, Siemens PLM Software (Siemens) acquired Mentor. On June 29, 2018, the Company, Siemens and Mentor settled all outstanding patent litigation between the Company and Mentor for a $65.0 million payment made from the Company to Mentor. The settlement included mutual seven-year patent cross-licenses between the Company and Siemens, and between the Company and Mentor. The Company and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of their mutual customers. The amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to Mentor under certain conditions. As of January 31, 2019, there has been no change to the status of the contingent charges.
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
In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of its business, including with tax and other governmental authorities. For a description of certain of these other matters, refer to Note 14. Taxes.

Note 16. Effect of New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)," which supersedes the lease requirements in "Leases (Topic 840)." This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the consolidated balance sheets. This ASU also makes minor changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for fiscal 2020, including interim periods within that reporting period, and earlier adoption is permitted. The Company is currently evaluating its lease portfolio and the impact of adoption is expected to be material to the consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” "forecast," or the negatives of such terms, and similar expressions, are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor and electronics industries, the effects of consolidation among our customers and within the industries in which we operate, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, as filed with the SEC on December 17, 2018.
Overview
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
Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, our sales could be affected based on their research and development budgets, and our customers' spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs. In addition, a number of consolidations have taken place in the semiconductor and electronics industries over the past several years. While we do not believe customer consolidations have had a material impact on our results, the future impact of potential consolidation remains uncertain. For a discussion of potential risks, please see the risk factor titled “Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results” in Part II, Item 1A. Risk Factors.
Our Software Integrity business delivers products and services that enable software developers to test their code - while it is being written - for known security vulnerabilities, quality defects, as well as testing for open source security vulnerabilities and license compliance. Our Software Integrity customers are software developers across many industries, including but also well beyond the semiconductor and systems industries. Our Software Integrity products and services form a platform that helps our customers build security into the software development lifecycle and across the entire cyber supply chain.
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
Our growth strategy is based on (1) building on our leadership in our EDA products, (2) expanding and proliferating our IP offerings, and (3) driving growth in the software security and quality market. As we continue to expand our product portfolio and our total addressable market, for instance in the software security and quality space, and as hardware product sales grow, we expect to experience increased variability in our total revenue. In addition, due to our adoption of ASC 606 in fiscal 2019, as further described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements, the way in which we are required to account for certain types of arrangements will increase the variability in our total revenue from period to period. We expect approximately 80% to 85% of non-hardware revenue to be time-based, or recognized over time. The accounting impact of ASC 606 has not affected our cash generation or changed the way we operate our business. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
Business Segments
Effective in fiscal 2019, we realigned our business to evaluate the results of our Software Integrity business separately from our traditional EDA and semiconductor IP business. The CODMs now regularly review disaggregated information for the following two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and associated services, and (2) Software Integrity, which includes security and quality solutions for software development across many industries. Our historical results have been recast to retrospectively reflect the change from one to two reportable segments.
As a result of the change in reporting structure, financial information provided to and used by the CODMs to assist in making operational decisions, allocating resources and assessing performance reflects consolidated financial information as well as revenue, adjusted operating income, and adjusted operating margin for the Semiconductor & System Design and Software Integrity segments, accompanied by disaggregated information relating to revenues by geographic region.
Semiconductor & System Design. This segment includes our advanced silicon design, verification products and services, and semiconductor IP portfolio, which encompasses products and services that serve companies primarily in the semiconductor and electronics industries. EDA includes digital, custom and Field Programmable Gate Array (FPGA) IC design software, verification products, and manufacturing software products. A large number of our EDA products are used by designers to automate the complex IC design process. For IP, we are a leading provider of high-quality, silicon-proven IP solutions for system-on-chips (SoCs). This includes IP that has been optimized to address specific application requirements for the mobile, automotive, digital home, internet of things, and cloud computing markets, enabling designers to quickly develop SoCs in these areas.
Software Integrity. This segment includes a broad portfolio of products and services such as leading testing technologies, automated analysis, and consulting experts. Beginning in fiscal 2019, we expect to deliver a secure, integrated platform that unites these elements to provide an even more valuable way for developers to better develop personalized approaches for open source license compliance and detect and remediate known security vulnerabilities and quality defects early in the development process, thereby minimizing risk and maximizing productivity.
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that every five or six years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2019 is a 52-week year and will end on November 2, 2019. Fiscal 2018 was a 53-week year and ended on November 3, 2018.
Our results of operations for the first quarters of fiscal 2019 and 2018 included 13 weeks and 14 weeks, respectively, and ended on February 2, 2019 and February 3, 2018, respectively. The extra week in the first quarter of fiscal 2018 resulted in approximately $46 million of additional revenue, and approximately $34 million of additional expenses. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Financial Performance Summary
We adopted new revenue guidance, ASC 606, at the beginning of fiscal 2019 under the modified retrospective method which has limited the comparability of prior year results in revenue and commission expense. The comparative information for periods prior to the fiscal quarter ended January 31, 2019 has not been restated. For comparability, refer to Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the adoption of ASC 606 and our pro-forma financial results under ASC 605 for the fiscal quarter ended January 31, 2018.
In the first quarter of fiscal 2019, compared to the same period of fiscal 2018:

•
Revenues were $820.4 million, an increase of $51.0 million, or 7%, primarily due to our continued growth both organically and through prior year acquisitions. Fiscal 2018 included an extra week that added approximately $46 million of revenue to the first fiscal quarter of 2018.

•
Total cost of revenue and operating expenses were $673.0 million, an increase of $11.3 million, or 2%, primarily due to increases in employee-related costs, resulting from increases in headcount to support business growth and headcount from prior year acquisitions. The increase in total cost of revenue and operating expenses was partially offset by a legal settlement of $18.3 million.

•	Operating income was $147.4 million, an increase of $39.7 million or 37%.

•
Benefit for income taxes was $6.5 million compared to provision for income taxes of $123.8 million, primarily driven by charges related to the enactment of the Tax Act in the first quarter of fiscal 2018.

•	ASC 606 impact increased our net income by $27.9 million.
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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Business combinations; and

•	Income taxes
Revenue Recognition

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have concluded that our EDA software licenses in TSL contracts are not distinct from our obligation to provide unspecified software updates to the licensed software throughout the license term, because those promises represent inputs to a single, combined performance obligation. Where unspecified additional software product rights are part of the contract with the customer, those rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support, because such rights are provided during the same period of time and have the same time-based pattern of transfer to the customer. In reaching this conclusion, we considered the nature of our obligation to customers which is to provide an ongoing right to use the most up to date and relevant software. As EDA customers operate in a rapidly changing and competitive environment, satisfying the obligation requires providing critical updates to the existing software products, including ongoing iterative interaction with customers to make the software relevant to the customers’ ability to meet the time to go to market with advanced products.
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to:

•	future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts and acquired developed technologies and patents;

•	historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;

•	the expected use of the acquired assets; and

•	discount rates.
Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities.
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (IRS) and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from such examinations. We believe such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in our Unaudited Condensed Consolidated Financial Statements.

Results of Operations
We adopted new revenue guidance, ASC 606, at the beginning of fiscal 2019 under the modified retrospective method, which has limited the comparability of prior year results in revenue and commission expense. The comparative information for periods prior to the fiscal quarter ended January 31, 2019 has not been restated. For comparability, refer to Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the adoption of ASC 606 and our pro-forma financial results under ASC 605 for the fiscal quarter ended January 31, 2018.
Revenue
Our revenues are generated from two business segments: the Semiconductor & System Design segment and the Software Integrity segment. Refer to Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our reportable segments and revenue by geographic regions.
Further disaggregation of the revenues into various products and services within these two segments is summarized as follows:
Semiconductor & System Design Segment
This segment is comprised of the following:

•
EDA software includes digital, custom and Field Programmable Gate Array (FPGA) IC design software, verification products and obligations to provide unspecified updates and support services. EDA products and services are typically sold through TSL arrangements that grant customers the right to access and use all of the licensed products at the outset of an arrangement and software updates are generally made available throughout the entire term of the arrangement, which is typically three years. Under ASC 606, we have concluded that the software licenses in TSL contracts are not distinct from the obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. We recognize revenue for the combined performance obligation under TSL contracts ratably over the term of the license. Under ASC 605, these arrangements were recognized ratably over the contract term.

•
IP & System Integration includes our DesignWare® IP portfolio and system-level products and services. Under ASC 606, these arrangements generally have two performance obligations which consist of transferring of the licensed IP and providing related support, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over a time. Revenue allocated to the IP licenses is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support is recognized over the support term. Royalties are recognized as revenue in the quarter in which the applicable customer sells its products that incorporate our IP. Payments for IP contracts are generally received upon delivery of the IP. Revenue related to the customization of certain IP is recognized as “Professional Services.” Under ASC 605, we recognized revenues ratably for certain IP licensing and support arrangements.

•
In the case of Hardware products, we generally have two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product, which includes software integral to the functionality of the hardware product. The second performance obligation is to provide maintenance on the hardware and its embedded software, which includes rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The portion of the transaction price allocated to the hardware product is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. We have concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. The portion of the transaction price allocated to the maintenance obligation is recognized as revenue ratably over the maintenance term. The adoption of ASC 606 did not change the timing of revenue recognition for hardware products.

•
Revenue from Professional Service contracts is recognized over time, generally using costs incurred or hours expended to measure progress. We have a history of reasonably estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. The adoption of ASC 606 did not change from ASC 605 the timing of revenue recognition for professional services.
Software Integrity Segment

•
We sell Software Integrity products in arrangements that provide customers the right to software licenses, maintenance updates and technical support. Over the term of these arrangements, the customer expects us to provide integral maintenance updates to the software licenses, which help customer’s protect their own software from new critical quality defects and potential security vulnerabilities. The licenses and maintenance updates serve together to fulfill our commitment to the customer as both work together to provide the functionality to the customer and represent a combined performance obligation. We will recognize revenue for the combined performance obligation over the term of the arrangement.

Most of our customer arrangements are complex, involving hundreds of products and various license rights, and our customers bargain with us over many aspects of these arrangements. For example, they often demand a broader portfolio of solutions, support and services and seek more favorable terms such as expanded license usage, future purchase rights and other unique rights at an overall lower total cost. No single factor typically drives our customers’ buying decisions, and we compete on all fronts to serve customers in a highly competitive market. Customers generally negotiate the total value of the arrangement rather than just unit pricing or volumes.
Total Revenue

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$737.9	$705.3	$32.6	5%
Software Integrity Segment	82.5	64.1	18.4	29%
Total	$820.4	$769.4	$51.0	7%
The overall growth of our business, including contributions from acquisitions, has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our revenue due to factors such as the timing of IP consulting projects, royalties, variability in hardware sales, and due to certain contracts where revenue is recognized when customer installment payments are due. As revenue from hardware sales is recognized upfront, customer demand and timing requirements for such hardware may result in increased variability of our total revenue.
The increase in total revenue for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily attributable to the overall growth in our business, partially offset an extra week of approximately $46 million additional revenues. The increase was primarily due to higher business growth in all product levels, partially offset by one extra week of revenue in the first quarter of fiscal 2018 and lower time-based license revenue recognized under new revenue standard ASC 606.
Time-Based Products Revenue

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$553.7	$570.9	$(17.2)	(3)%
Percentage of total revenue	67%	74%
The decrease in time-based products revenue for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily attributable to the impact of the extra week in the first quarter of fiscal 2018, and the $15.9 million impact of revenue recognized under ASC 606. The decrease was partially offset by an increase in TSL license revenue due to arrangements booked in prior periods.

Upfront Products Revenue

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$130.5	$91.6	$38.9	42%
Percentage of total revenue	16%	12%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to an increase in the sale of IP products driven by higher demand from customers and $16.8 million higher upfront revenue under ASC 606.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments due to customer requirements.

Maintenance and Service Revenue

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$55.5	$25.3	$30.2	119%
Professional services and other revenue	80.7	81.6	(0.9)	(1)%
Total maintenance and service revenue	$136.2	$106.9	$29.3	27%
Percentage of total revenue	17%	14%
The increase in maintenance revenue for the three months ended January 31, 2019 compared to the same periods in fiscal 2018 was primarily due to $21.4 million higher revenue under ASC 606, and an increase in the volume of arrangements that include maintenance.
The decrease in professional services and other revenue for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to the impact of the extra week in the first quarter of fiscal 2018.
Cost of Revenue

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$116.6	$111.4	$5.2	5%
Cost of maintenance and service revenue	58.8	50.8	8.0	16%
Amortization of intangible assets	17.5	19.0	(1.5)	(8)%
Total	$192.9	$181.2	$11.7	6%
Percentage of total revenue	24%	24%
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
The increase in cost of revenue for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $7.3 million in personnel-related costs as a result of headcount increases including organic hiring and those from prior year acquisitions, an increase of $4.3 million in hardware product costs due to increases in, and timing of shipments, and an increase of $3.6 million in consulting arrangements. The increase in cost of revenues was partially offset by $4.5 million due to one additional week of costs in the first quarter of fiscal 2018.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$271.3	$264.4	$6.9	3%
Percentage of total revenue	33%	34%
The increase in research and development expenses for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $16.0 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and an increase of $2.7 million in consultants and contractor costs. The increase in research and development expenses was partially offset by an additional week of expenses of approximately $19.3 million in the first quarter of fiscal 2018.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$156.0	$150.5	$5.5	4%
Percentage of total revenue	19%	20%
The increase in sales and marketing expenses for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $9.2 million in personnel-related and travel related costs as a result of headcount increases. The increase in sales and marketing expenses was partially offset by an additional week of expenses of approximately $5.8 million in the first quarter of fiscal 2018. Adoption of ASC 606 resulted in a lower commission expense of $11.2 million.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$42.1	$56.4	$(14.3)	(25)%
Percentage of total revenue	5%	7%
The decrease in general and administrative expenses for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to a legal settlement of $18.3 million, as well as an additional week of expenses of approximately $4.1 million in the first quarter of fiscal 2018. The decrease was partially offset by $6.3 million increase in personnel-related and facility costs.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$17.4	$19.0	$(1.6)	(8)%
Included in operating expenses	10.8	9.5	1.3	14%
Total	$28.2	$28.5	$(0.3)	(1)%
Percentage of total revenue	3%	4%
Amortization of intangible assets for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was relatively flat primarily due to intangible assets that were fully amortized, offset by additions of acquired intangible assets in fiscal 2018. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three months ended January 31, 2019 and 2018, we did not incur any restructuring charges. Payments related to our 2018 and 2017 restructuring plans were $6.8 million and $7.9 million, respectively.
See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.
Other Income (Expense), net

	January 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.6	$1.6	$—	—%
Interest (expense)	(4.6)	(2.8)	(1.8)	64%
Gain (loss) on assets related to executive deferred compensation plan	4.3	13.4	(9.1)	(68)%
Foreign currency exchange gain (loss)	(0.4)	(1.0)	0.6	(60)%
Other, net	(1.3)	1.2	(2.5)	(208)%
Total	$(0.4)	$12.4	$(12.8)	(103)%
Other income (expense), net, for the three months ended January 31, 2019 was lower compared to the same period in fiscal 2018, primarily due to lower gains in the market value of our executive deferred compensation plan assets and higher interest expense due to a higher debt balance.

Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, restructuring, litigation and acquisition-related costs. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Semiconductor & System Design Segment

	January 31,
	2019	2018	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$195.3	$199.1	$(3.8)	(2)%
Adjusted operating margin	26%	28%	(2)%	(7)%
The decrease in the adjusted operating income for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to approximately $12.0 million of an additional week of operating income in the first quarter of fiscal 2018, and higher personnel-related costs; partially offset by ASC 606 impact of $18.2 million.
Software Integrity Segment

	January 31,
	2019	2018	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income (loss)	$5.6	$(3.2)	$8.8	(275)%
Adjusted operating margin	7%	(5)%	12%	(240)%
The increase in adjusted operating income for the three months ended January 31, 2019 compared to the same period in fiscal 2018 was primarily due to an increase in revenue and ASC 606 impact of $4.2 million, partially offset by higher personnel-related costs as a result of the Black Duck acquisition in the first quarter of fiscal 2018.
Taxes
Our effective tax rate decreased in the three months ended January 31, 2019 as compared to the same period in fiscal 2018, primarily due to accounting for the effects of the enactment of the Tax Act in fiscal 2018, offset by the benefit resulting from a decrease in unrecognized foreign tax benefits.
For further discussion of the provision for income taxes and impacts related to the Tax Act, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2019, we held an aggregate of $139.2 million in cash and cash equivalents in the United States and an aggregate of $453.1 million in our foreign subsidiaries. As a result of the Tax Act, if we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings that are made after December 31, 2017 would not be subject to further U.S. federal tax. We have provided state and foreign deferred taxes on our undistributed earnings sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the three months ended January 31, 2019.

Cash and Cash Equivalents

	January 31, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$592.3	$723.1	$(130.8)	(18)%
Cash and cash equivalents decreased primarily due to annual variable compensation payouts, repayment of debt, stock repurchases, and purchases of property and equipment. The decrease in cash and cash equivalents was partially offset by net proceeds from our credit facilities.

Cash Flows

	January 31,
	2019	2018	$ Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(144.0)	$(59.1)	$(84.9)
Cash used in investing activities	(29.7)	(625.0)	595.3
Cash provided by financing activities	38.1	230.4	(192.3)
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
Cash used in operating activities. Cash used in operating activities for the three months ended January 31, 2019 was higher compared to the same period in fiscal 2018, primarily due to timing of customer billings, higher annual variable compensation payouts, and vendor disbursements.
Cash used in investing activities. Cash used in investing activities for the three months ended January 31, 2019 was lower compared to the same period in fiscal 2018, primarily due to higher cash paid for acquisitions in fiscal 2018 of $608.3 million.
Cash provided by financing activities. Cash provided by financing activities for the three months ended January 31, 2019 was lower compared to the same period in fiscal 2018, primarily due to lower proceeds of $264.9 million from credit facilities drawdowns and higher debt repayments of $90.9 million, partially offset by lower stock repurchase activities of $170.8 million.
Accounts Receivable, net

	January 31, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$762.3	$554.2	$208.1	38%
Changes in our accounts receivable balance are primarily driven by timing of customer billing, collection activities and to a lesser extent, customer receivables acquired through our acquisitions.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Current assets	$1,797.6	$1,543.8	$253.8	16%
Current liabilities	2,025.6	2,102.4	(76.8)	(4)%
Working deficit	$(228.0)	$(558.6)	$330.6	(59)%
Decreases in our working deficit were primarily due to a decrease in accounts payable and accrued liabilities of $243.0 million, an increase in accounts receivable of $208.1 million, and an increase in prepaid and other current assets of $182.4 million, partially offset by a decrease in cash and cash equivalents of $130.8 million, an increase in deferred revenue of $109.3 million, and an increase in short term debt of $71.0 million.
Other Commitments—Credit Facility
In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of January 31, 2019, we had $10.8 million outstanding under the agreement.
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2019, we were in compliance with all financial covenants.
As of January 31, 2019, we had $131.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $116.3 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2019	$11,250
2020	17,813
2021	27,187
2022	75,000
Total	$131,250
As of October 31, 2018, we had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities, and $330.0 million outstanding balance under the Revolver.
The total outstanding balance of the Revolver as of January 31, 2019 was $400.0 million, which was included in short-term liabilities. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2019, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of January 31, 2019, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.

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
Contractual Obligations
The following table summarizes our contractual obligations as of January 31, 2019:

	Total	Remainder of Fiscal 2019	Fiscal 2020/ Fiscal 2021	Fiscal 2022/ Fiscal 2023	Thereafter	Other
	(in thousands)
Operating Leases	$513,980	$44,623	$111,044	$81,988	$276,325	$—
Purchase Obligations(1)	398,130	258,675	139,455	—	—	—
Other Obligations(2)	533,352	411,627	46,725	75,000	—	—
Long term accrued income taxes(3)	47,932	—	1,429	1,429	5,357	39,717
Total	$1,493,394	$714,925	$298,653	$158,417	$281,682	$39,717

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business as of January 31, 2019. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, Revolver, a credit facility, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits and transition tax liability as of January 31, 2019. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2019 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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
As of January 31, 2019, our exposure to market risk has not changed materially since October 31, 2018. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the SEC on December 17, 2018.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of January 31, 2019, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2019, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. On November 4, 2018, Synopsys implemented new and modified existing internal controls for the adoption of the new revenue recognition accounting standard, ASC 606. There were no additional changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Legal Matters
On February 3, 2017, Synopsys filed an action in the United States District Court for the Northern District of California against Ubiquiti Networks, Inc. (Ubiquiti), Ubiquiti Networks International Limited (UNIL), and Ching-Han Tsai for violations of the Digital Millennium Copyright Act, 17 U.S.C. §§ 1201 et seq., other federal statutes, and California common law. The parties resolved these claims in January 2019. The resolution included a payment by Ubiquiti to Synopsys of $18.0 million, and entry of a Consent Judgment and Permanent Injunction against Ubiquiti and UNIL.
Tax Matters
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, and another hearing is scheduled for February 26, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million.
For further discussion of the Hungary audit, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Non-U.S. Examinations."

Item 1A.	Risk Factors
We describe our risk factors below.
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the electronic design automation (EDA) industry as a whole, our EDA and intellectual property (IP) product sales, and to some extent our Software Integrity platform sales, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of systems-on-chips and integrated circuits, and customers’ concerns about managing costs, have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls. Additionally, as the EDA industry matures, consolidation may result in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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
While the global economy has shown improvement in recent years, there are still uncertainties surrounding the prospects for growth in many regions. Uncertainty caused by challenging global economic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts.
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
Many factors may cause our revenue or earnings to fluctuate, including:

•
Changes in demand for our products-especially products, such as hardware, generating upfront revenue-due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development, EDA products and services, and Software Integrity solutions;

•	Product competition in the semiconductor and electronics industries, which can change rapidly due to industry or customer consolidation and technological innovation;

•	Our ability to innovate and introduce new products and services or effectively integrate products and technologies that we acquire;

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

•
General economic and political conditions that affect the industries in which we operate, such as disruptions to international trade relationships, including tariffs, export licenses, or other trade barriers affecting our or our suppliers' products; and

•
Changes in accounting standards, such as ASC 606, as discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements, which, for example, could impact the expected realization of our backlog.

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

•	Changes in accounting standards, such as ASC 606, as discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements; and

•	Changes in our revenue recognition model.
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
The industries in which we operate are highly competitive and the demand for our products and services is dynamic and depends on a number of factors, including demand for our customers’ products, design starts and our customers’ budgetary constraints. Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. For example, semiconductor device functionality requirements continually increase while feature widths decrease, substantially increasing the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand an overall lower total cost of design, which can lead to the consolidation of their purchases with one vendor. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
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

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation, particularly that of our Software Integrity solutions.
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
Our software products, including our hosted solutions as well as our Software Integrity solutions, may also be vulnerable to cyber attack. An attack could disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information, and other destructive outcomes. As a result, our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
We offer Software Integrity solutions. If we fail to identify new and increasingly sophisticated methods of cyber attack, or fail to invest sufficient resources in research and development regarding new threat vectors, our solutions may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our solutions, and could result in a loss of customers or sales, or an increased cost to remedy a problem. Furthermore, our growth in the software security and quality testing space may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure. Successful attacks could damage our reputation as a security-focused company and lead to a loss in our customers' or potential customers' confidence in our products.
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
We may need to commence litigation or other legal proceedings, or otherwise incur significant expense, in order to:

•	Assert claims of infringement of our intellectual property;

•	Defend our products from piracy;

•	Protect our trade secrets or know-how; or

•	Determine the enforceability, scope and validity of the propriety rights of others.
If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in certain jurisdictions, our business and operating results would be harmed. In addition, intellectual property litigation is lengthy, expensive and uncertain. Legal fees related to such litigation and other expenses to protect our intellectual property will increase our operating expenses and may reduce our net income.
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

•
Requirements imposed by government regulators in connection with their review of an acquisition, including required divestitures, required out-licenses of our intellectual property, or restrictions on the conduct of our business or the acquired business.

If we are unable to fully manage the foregoing risks, the acquisitions that we complete may have an adverse effect on our business and financial condition.
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
Additionally, from time to time, we invest in expansion into adjacent markets. Most recently, we have focused our investment on expansion in the software quality, testing, and security solutions markets. Our success in any new markets into which we invest depends on a variety of factors, including the following:

•	Our ability to attract a new customer base, including in industries in which we have less experience;

•	Our successful development of new sales and marketing strategies to meet customer requirements;

•	Our ability to accurately predict, prepare for, and promptly respond to technological developments in new fields;

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

•	Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services;

•	Our ability to attract and retain employees with expertise in new fields;

•	Our ability to sell and support consulting services at profitable margins; and

•	Our ability to manage our revenue model in connection with hybrid sales of licensed products and consulting services or other sales methods.
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets could adversely affect our operating results and financial condition.
We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.
We devote substantial resources to research and development. New competitors, technological advances by our competitors or in the industries in which we operate, our acquisitions, our entry into new markets, or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. Finally, there can be no guarantee that our research and development investments will result in products that create additional revenue.
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

The FASB periodically issues new accounting standards on a variety of topics, including, for example, revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 2 under the heading "Summary of Significant Accounting Policies" and Note 16 under the heading "Effect of New Accounting Pronouncements" in the Notes to Unaudited Condensed Consolidated Financial Statements. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results. For example, the new revenue recognition standard is applicable to us in fiscal 2019 and could lead to increased volatility in our total revenue, as some of our revenue may be recognized in different periods and with less predictability than is the case under current accounting standards.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. The applicability and impact of these new tax provisions is dependent in part on changes to our tax structure that were implemented in response to the Tax Act at the end of fiscal 2018. The net impact of such changes is uncertain, and could adversely affect our tax rate and cash flow in future years. In the first quarter of fiscal 2019, the U.S. Treasury Department issued proposed regulations that, if finalized as written, would have a material impact on our ability to claim certain tax benefits related to the Tax Act. While the Company continues to evaluate the potential impact on its estimated annual tax rate, such regulations have not been finalized and are subject to change. As additional regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. Many of these recommendations have been adopted by various countries in which we do business and may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. We continue to appeal the assessment through the Hungarian Administrative Court. For further discussion of the Hungary audit, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Non-U.S. Examinations."
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
As of January 31, 2019, approximately 77% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
We depend in large part upon the services of key members of our senior management team to drive our future success. If we were to lose the services of any member of our senior management team, our business could be adversely affected. To be successful, we must also attract and retain key technical, sales and managerial employees, including those who join us in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, security experts, and software development engineers, and competition for these individuals is intense and has increased. Our employees are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees could harm our business, results of operations and financial condition. Additionally, efforts to recruit and retain qualified employees could be costly and negatively impact our operating expenses.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2019:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
November 4, 2018 through December 8, 2018	—	$—	—	$325,000,050
Month #2
December 9, 2018 through January 5, 2019	346,300	$84.28	346,300	$295,815,184
Month #3
January 6, 2019 through February 2, 2019	—	$—	—	$295,815,184
Total	346,300	$84.28	346,300	$295,815,184

(1)	As of January 31, 2019, $295.8 million remained available for future repurchases under the program.
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/17/2018
4.1	Specimen Common Stock Certificate(P)	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: February 25, 2019	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)