Form 10-Q
period 2019-04-30
SYNOPSYS INC
filed 2019-05-24
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019
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
(650) 584-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	SNPS	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 22, 2019, there were 149,899,115 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2019	October 31, 2018*
ASSETS
Current assets:
Cash and cash equivalents	$631,161	$723,115
Accounts receivable, net	526,691	554,217
Inventories	166,329	122,407
Income taxes receivable and prepaid taxes	59,853	76,525
Prepaid and other current assets	259,849	67,533
Total current assets	1,643,883	1,543,797
Property and equipment, net	344,176	309,310
Goodwill	3,143,795	3,143,249
Intangible assets, net	306,927	360,404
Long-term prepaid taxes	22,093	138,312
Deferred income taxes	352,667	404,166
Other long-term assets	380,682	246,736
Total assets	$6,194,223	$6,145,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$365,848	$578,326
Accrued income taxes	6,983	27,458
Deferred revenue	1,194,404	1,152,862
Short-term debt	165,692	343,769
Total current liabilities	1,732,927	2,102,415
Long-term accrued income taxes	34,667	50,590
Long-term deferred revenue	60,825	116,859
Long-term debt	126,152	125,535
Other long-term liabilities	324,217	265,560
Total liabilities	2,278,788	2,660,959
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 149,982 and 149,265 shares outstanding, respectively	1,500	1,493
Capital in excess of par value	1,659,484	1,644,830
Retained earnings	2,912,811	2,543,688
Treasury stock, at cost: 7,278 and 7,996 shares, respectively	(567,503)	(597,682)
Accumulated other comprehensive income (loss)	(96,720)	(113,177)
Total Synopsys stockholders’ equity	3,909,572	3,479,152
Non-controlling interest	5,863	5,863
Total stockholders’ equity	3,915,435	3,485,015
Total liabilities and stockholders’ equity	$6,194,223	$6,145,974
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Revenue:
Time-based products	$558,305	$556,770	$1,112,021	$1,127,703
Upfront products	143,401	99,960	273,914	191,564
Maintenance and service	134,536	120,106	270,708	226,995
Total revenue	836,242	776,836	1,656,643	1,546,262
Cost of revenue:
Products	116,010	108,199	232,630	219,593
Maintenance and service	59,788	50,130	118,617	100,884
Amortization of intangible assets	14,881	20,450	32,324	39,458
Total cost of revenue	190,679	178,779	383,571	359,935
Gross margin	645,563	598,057	1,273,072	1,186,327
Operating expenses:
Research and development	290,299	252,134	561,625	516,545
Sales and marketing	158,652	147,188	314,611	297,700
General and administrative	56,351	58,809	98,412	115,181
Amortization of intangible assets	10,316	10,736	21,100	20,275
Restructuring	14,443	2,176	14,408	1,894
Total operating expenses	530,061	471,043	1,010,156	951,595
Operating income	115,502	127,014	262,916	234,732
Other income (expense), net	18,415	(7,715)	18,056	4,670
Income before income taxes	133,917	119,299	280,972	239,402
Provision (benefit) for income taxes	15,707	16,827	9,248	140,621
Net income	$118,210	$102,472	$271,724	$98,781
Net income per share:
Basic	$0.79	$0.69	$1.82	$0.66
Diluted	$0.77	$0.67	$1.77	$0.64
Shares used in computing per share amounts:
Basic	149,712	149,034	149,500	149,245
Diluted	153,904	153,167	153,383	153,664
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net income	$118,210	$102,472	$271,724	$98,781
Other comprehensive income:
Change in foreign currency translation adjustment	(3,327)	(11,122)	2,056	9,958
Cash flow hedges:
Deferred gains (losses), net of tax of $(123) and $(1,714), for the three and six months ended April 30, 2019, respectively, and of $2,264 and $(1,155) for each of the same periods in fiscal 2018, respectively.	447	(8,533)	5,914	4,480
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,050) and $(2,286), for the three and six months ended April 30, 2019 respectively, and of $1,195 and $2,520 for each of the same periods in fiscal 2018, respectively.	4,012	(5,542)	8,487	(10,848)
Other comprehensive income (loss), net of tax effects	1,132	(25,197)	16,457	3,590
Comprehensive income	$119,342	$77,275	$288,181	$102,371
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015
Net income				153,514			153,514		153,514
Retained earnings adjustment due to adoption of accounting standards related to revenue(1)				257,594			257,594		257,594
Retained earnings adjustment due to adoption of an accounting standard related to income taxes(2)				(130,544)			(130,544)		(130,544)
Other comprehensive income (loss), net of tax effects						15,325	15,325		15,325
Purchases of treasury stock	(346)	(3)	3		(29,185)		(29,185)		(29,185)
Common stock issued, net of shares withheld for employee taxes	357	3	(27,736)	(3,342)	26,755		(4,320)		(4,320)
Stock-based compensation			37,266				37,266		37,266
Balance at January 31, 2019	149,276	$1,493	$1,654,363	$2,820,910	$(600,112)	$(97,852)	$3,778,802	$5,863	$3,784,665
Net income				118,210			118,210		118,210
Other comprehensive income (loss), net of tax effects						1,132	1,132		1,132
Purchases of treasury stock	(780)	(8)	8		(80,000)		(80,000)		(80,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	1,486	15	(11,795)	(26,309)	112,609		74,520		74,520
Stock-based compensation			36,908				36,908		36,908
Balance at April 30, 2019	149,982	$1,500	$1,659,484	$2,912,811	$(567,503)	$(96,720)	$3,909,572	$5,863	$3,915,435

Balance at October 31, 2017	150,445	$1,505	$1,622,429	$2,143,873	$(426,208)	$(65,979)	$3,275,620	$4,104	$3,279,724
Net income (loss)				(3,691)			(3,691)		(3,691)
Other comprehensive income (loss), net of tax effects						28,787	28,787		28,787
Purchases of treasury stock	(1,987)	(20)	20		(180,000)		(180,000)		(180,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	495	5	(22,103)	(6,328)	32,126		3,700		3,700
Stock-based compensation			32,113				32,113		32,113
Balance at January 31, 2018	148,953	$1,490	$1,612,459	$2,133,854	$(574,082)	$(37,192)	$3,136,529	$4,104	$3,140,633
Net income				102,472			102,472		102,472
Retained earnings adjustment due to adoption of an accounting standard related to reclassification of certain tax effects from accumulated other comprehensive income				(293)			(293)		(293)
Other comprehensive income (loss), net of tax effects						(25,197)	(25,197)		(25,197)
Purchases of treasury stock	(916)	(9)	9		(75,000)		(75,000)		(75,000)
Equity forward contract			40,000				40,000		40,000
Common stock issued, net of shares withheld for employee taxes	924	9	(6,196)	(12,746)	64,066		45,133		45,133
Stock-based compensation			32,649				32,649		32,649
Balance at April 30, 2018	148,961	$1,490	$1,678,921	$2,223,287	$(585,016)	$(62,389)	$3,256,293	$4,104	$3,260,397

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

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income	$271,724	$98,781
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	102,841	96,829
Amortization of capitalized costs to obtain revenue contracts	28,425	—
Stock compensation	75,374	65,288
Allowance for doubtful accounts	3,950	3,367
(Gain) loss on sale of property and investments	(3,744)	(93)
Deferred income taxes	(23,486)	38,878
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	23,478	(105,457)
Inventories	(50,358)	(40,997)
Prepaid and other current assets	(18,547)	(6,442)
Other long-term assets	(91,271)	(21,728)
Accounts payable and accrued liabilities	(160,492)	(131,763)
Income taxes	(32,059)	(44,577)
Deferred revenue	82,966	52,229
Net cash provided by operating activities	208,801	4,315
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	12,449
Proceeds from sales of long-term investments	4,176	—
Proceeds from sales of property and equipment	—	1,662
Purchases of property and equipment	(68,962)	(48,612)
Cash paid for acquisitions and intangible assets, net of cash acquired	—	(643,537)
Capitalization of software development costs	(1,491)	(1,760)
Net cash used in investing activities	(66,277)	(679,798)
Cash flows from financing activities:
Proceeds from credit facilities	188,760	450,000
Repayment of debt	(366,562)	(69,687)
Issuances of common stock	83,352	58,975
Payments for taxes related to net share settlement of equity awards	(13,173)	(11,883)
Purchase of equity forward contract	(20,000)	—
Purchases of treasury stock	(109,185)	(235,000)
Other	(762)	—
Net cash (used in) provided by financing activities	(237,570)	192,405
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,093	5,773
Net change in cash, cash equivalents and restricted cash	(91,953)	(477,305)
Cash, cash equivalents and restricted cash, beginning of period	725,001	1,050,075
Cash, cash equivalents and restricted cash, end of period	$633,048	$572,770
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
The results of operations for the first six months of fiscal 2019 and 2018 included 26 weeks and 27 weeks, respectively, and ended on May 4, 2019 and May 5, 2018, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Segment Reporting. Effective in fiscal 2019, the Company realigned its business to evaluate the results of its Software Integrity business separately from Synopsys’ traditional electronic design automation (EDA) and semiconductor IP business. The Chief Operating Decision Makers (CODMs) now regularly review disaggregated information for the following two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and associated services, and (2) Software Integrity, which includes security and quality solutions for software development across many industries. Synopsys' CODMs are its two co-Chief Executive Officers. Historical segment disclosures have been recast to retrospectively reflect the change from one to two reportable segments.

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

•
The Company capitalized $73.8 million of incremental costs for obtaining contracts with customers at the adoption date with a corresponding adjustment to retained earnings and is amortizing these costs over the contract term.

•	The Company recorded an increase in its opening deferred tax liability of $81.4 million, with a corresponding adjustment to retained earnings, to record the tax effect of the above adjustments.

The impacts of adopting ASC 606 on the Company's unaudited condensed consolidated financial statements for the six months are summarized in the tables below.
Balance Sheet Accounts
The following table summarizes the effects of adopting ASC 606 on certain account balances of the unaudited condensed consolidated balance sheet that were impacted as of April 30, 2019:

	As reported under ASC 606	Adjustments	Adjusted balance under ASC 605
	(in thousands)
Receivables, net	$526,691	$61,849	$588,540
Prepaid and other current assets	259,849	(168,487)	91,362
Deferred income taxes	352,667	67,763	420,430
Other long-term assets	380,682	(96,441)	284,241
Accounts payable and other accrued liabilities	365,848	(9,499)	356,349
Deferred revenue	1,194,404	91,067	1,285,471
Long-term deferred revenue	60,825	73,454	134,279
Other long-term liabilities (1)	324,217	(16,671)	307,546
Retained earnings	2,912,811	(273,667)	2,639,144
(1) Includes long-term deferred tax liabilities.
Statements of Operations
The following table summarizes the effects of adopting ASC 606 on the unaudited condensed consolidated statements of operations for the three and six months ended April 30, 2019:

	Three Months Ended April 30, 2019			Six Months Ended April 30, 2019
	As reported under ASC 606	Adjustments	Adjusted under ASC 605	As reported under ASC 606	Adjustments	Adjusted under ASC 605
	(in thousands, except per share amounts)
Revenue:
Time-based products	$558,305	$86,762	$645,067	$1,112,021	$102,618	$1,214,639
Upfront products	143,401	(61,057)	82,344	273,914	(77,843)	196,071
Maintenance and service	134,536	(9,379)	125,157	270,708	(30,793)	239,915
Total revenue	836,242	16,326	852,568	1,656,643	(6,018)	1,650,625
Cost of Revenue:
Products	116,010	—	116,010	232,630	—	232,630
Maintenance and service	59,788	—	59,788	118,617	—	118,617
Amortization of intangible assets	14,881	—	14,881	32,324	—	32,324
Total cost of revenue	190,679	—	190,679	383,571	—	383,571
Gross margin	645,563	16,326	661,889	1,273,072	(6,018)	1,267,054
Operating expenses:
Research and development	290,299	—	290,299	561,625	—	561,625
Sales and marketing	158,652	1,942	160,594	314,611	13,126	327,737
General and administrative	56,351	—	56,351	98,412	—	98,412
Amortization of intangible assets	10,316	—	10,316	21,100	—	21,100
Restructuring	14,443	—	14,443	14,408	—	14,408
Total operating expenses	530,061	1,942	532,003	1,010,156	13,126	1,023,282
Operating income	115,502	14,384	129,886	262,916	(19,144)	243,772
Other income (expense), net	18,415	—	18,415	18,056	—	18,056
Income before provision for income taxes	133,917	14,384	148,301	280,972	(19,144)	261,828
Provision (benefit) for income taxes	15,707	2,599	18,306	9,248	(3,071)	6,177
Net income	$118,210	$11,785	$129,995	$271,724	$(16,073)	$255,651
Net income per share:
Basic	$0.79	$0.08	$0.87	$1.82	$(0.11)	$1.71
Diluted	$0.77	$0.07	$0.84	$1.77	$(0.10)	$1.67
Shares used in computing per share amounts:
Basic	149,712		149,712	149,500		149,500
Diluted	153,904		153,904	153,383		153,383

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
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended April 30, 2019		Six Months Ended April 30, 2019
	2019	2018	2019	2018
EDA	58%	62%	59%	63%
IP & System Integration	31%	29%	30%	29%
Software Integrity Products & Services	10%	9%	10%	8%
Other	1%	—%	1%	—%
Total	100%	100%	100%	100%
Judgments
The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment. The Company has concluded that (1) its EDA software licenses in TSL contracts are not distinct from its obligation to provide unspecified software updates to the licensed software throughout the license term, because those promises represent inputs to a single, combined performance obligation, and (2) where unspecified additional software product rights are part of the contract with the customer, such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support, because such rights are provided for the same period of time and have the same time-based pattern of transfer to the customer. In reaching this conclusion, the Company considered the nature of the obligation to customers which is to provide an ongoing right to use the most up to date and relevant software. As EDA customers operate in a rapidly changing and competitive environment, satisfying the obligation requires providing critical updates to the existing software products, including ongoing iterative interaction with customers to make the software relevant to customers’ ability to meet the time to go to market with advanced products.
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
Contract balances are as follows:

	As of April 30, 2019	As of October 31, 2018
		as adjusted
	(in thousands)
Contract assets	$168,487	$126,897
Unbilled receivables	38,133	36,699
Deferred revenue	1,255,229	1,104,110

During the three and six months ended April 30, 2019, the Company recognized $474.4 million and $961.5 million, respectively, of revenue that were included in the deferred revenue balance at the beginning of the period, as adjusted for the adoption of ASC 606.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.3 billion as of April 30, 2019, which includes $512.3 million in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. The contracted unsatisfied performance obligations, excluding non-cancellable FSA, expected to be recognized over the next 12 months is approximately 52%, with the remainder recognized thereafter.
During the three and six month periods ended April 30, 2019, the Company recognized $28.5 million and $47.3 million, respectively, from performance obligations satisfied in previous periods. These amounts represent sales based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of April 30, 2019 were $96.4 million and are included in other assets in the Company’s unaudited condensed consolidated balance sheet. Amortization of these assets was $15.6 million and $28.4 million during the three and six months ended April 30, 2019, respectively, and are included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.
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

Intangible assets as of April 30, 2019 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$773,147	$629,360	$143,787
Customer relationships	358,522	223,374	135,148
Contract rights intangible	183,947	179,167	4,780
Trademarks and trade names	42,929	24,025	18,904
In-process research and development (IPR&D)(1)	1,200	—	1,200
Capitalized software development costs	37,309	34,201	3,108
Total	$1,397,054	$1,090,127	$306,927

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2018 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$773,147	$598,956	$174,191
Customer relationships	358,524	204,382	154,142
Contract rights intangible	183,953	177,191	6,762
Trademarks and trade names	42,929	21,944	20,985
In-process research and development (IPR&D)(1)	1,200	—	1,200
Capitalized software development costs	35,818	32,694	3,124
Total	$1,395,571	$1,035,167	$360,404

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Core/developed technology	$14,045	$18,985	$30,404	$37,053
Customer relationships	9,377	9,656	18,957	18,219
Contract rights intangible	866	1,372	1,982	2,262
Trademarks and trade names	909	1,172	2,081	2,198
Capitalized software development costs(2)	735	897	1,507	1,817
Total	$25,932	$32,082	$54,931	$61,549

(2)	Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets as of April 30, 2019:

Fiscal Year	(in thousands)
Remainder of fiscal 2019	$48,131
2020	78,806
2021	56,118
2022	44,006
2023	29,219
2024 and thereafter	49,447
IPR&D(3)	1,200
Total	$306,927

(3)	IPR&D assets are amortized over their useful lives upon completion or are written off upon abandonment.

Note 4. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of April 30, 2019, the balances of the Company's cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$206,438	$—	$—	$—	$206,438
Total:	$206,438	$—	$—	$—	$206,438

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents.

As of October 31, 2018, the balances of the Company's cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$165,296	$—	$—	$—	$165,296
Total:	$165,296	$—	$—	$—	$165,296

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of April 30, 2019	As of October 31, 2018
	(in thousands)
Cash and cash equivalents	$631,161	$723,115
Restricted cash included in Prepaid expenses and other current assets	1,166	1,164
Restricted cash included in Other long-term assets	721	722
Total cash, cash equivalents and restricted cash	$633,048	$725,001

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
The effect of the changes in the fair values of non-designated forward contracts is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Gain (loss) recorded in other income (expense), net	$5,035	$1,248	$3,135	$(323)

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of April 30, 2019	As of October 31, 2018
	(in thousands)
Total gross notional amount	$962,157	$1,135,549
Net fair value	$(1,359)	$(18,120)

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

The following table represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2019
Other current assets	$8,258	$428
Accrued liabilities	$9,879	$166
As of October 31, 2018
Other current assets	$4,771	$131
Accrued liabilities	$22,890	$132

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2019
Foreign exchange contracts	Revenue	$1,949	Revenue	$199
Foreign exchange contracts	Operating expenses	(1,502)	Operating expenses	(4,211)
Total		$447		$(4,012)
Three months ended April 30, 2018
Foreign exchange contracts	Revenue	$662	Revenue	$(169)
Foreign exchange contracts	Operating expenses	(9,195)	Operating expenses	5,711
Total		$(8,533)		$5,542
Six months ended April 30, 2019
Foreign exchange contracts	Revenue	$741	Revenue	$363
Foreign exchange contracts	Operating expenses	5,173	Operating expenses	(8,850)
Total		$5,914		$(8,487)
Six months ended April 30, 2018
Foreign exchange contracts	Revenue	$(1,964)	Revenue	$1,498
Foreign exchange contracts	Operating expenses	6,444	Operating expenses	9,350
Total		$4,480		$10,848

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended April 30, 2019	$20	$(706)
For the three months ended April 30, 2018	$308	$607
For the six months ended April 30, 2019	$(84)	$(719)
For the six months ended April 30, 2018	$522	$1,707

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2019:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$206,438	$206,438	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	8,686	—	8,686	—
Other long-term assets:
Deferred compensation plan assets	244,830	244,830	—	—
Total assets	$459,954	$451,268	$8,686	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,045	$—	$10,045	$—
Other long-term liabilities:
Deferred compensation plan liabilities	244,830	244,830	—	—
Total liabilities	$254,875	$244,830	$10,045	$—
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2018:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$165,296	$165,296	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	4,902	—	4,902	—
Other long-term assets:
Deferred compensation plan assets	212,165	212,165	—	—
Total assets	$382,363	$377,461	$4,902	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$23,022	$—	$23,022	$—
Other long-term liabilities:
Deferred compensation plan liabilities	212,165	212,165	—	—
Total liabilities	$235,187	$212,165	$23,022	$—

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
The Company did not recognize any impairment during the three and six months ended April 30, 2019 and April 30, 2018.
Note 6. Liabilities and Restructuring Charges
In the second quarter of fiscal 2019, the Company initiated restructuring plans for involuntary and voluntary employee terminations and facility closures actions as part of a business reorganization to better position the Company for future growth by reallocating resources to priority areas, and to a lesser extent, eliminating operational redundancy. The total charges under the 2019 restructuring plans are expected to be $35 million to $65 million and consist primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP). The actual total charges will depend, in part, on the number of eligible employees to accept offers of the VRP. The 2019 restructuring plans are anticipated to be completed by the second quarter of fiscal 2020.

During the three and six months ended April 30, 2019, the Company incurred restructuring charges of approximately $14.7 million for involuntary employee termination actions. These charges consist primarily of severance and termination benefits. As of April 30, 2019, $6.8 million remained outstanding and was recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

During the three and six months ended April 30, 2018, the Company incurred restructuring charges of approximately $1.8 million as part of a business realignment. Total charges under this realignment were expected to be $8 million to $10 million consisting of severance and benefits. The outstanding balance as of April 30, 2019 was immaterial. As of October 31, 2018, $8.1 million remained outstanding and was recorded in accounts payable and accrued liabilities in the consolidated balance sheets.
Accounts payable and accrued liabilities consist of:

	As of April 30, 2019	As of October 31, 2018
	(in thousands)
Payroll and related benefits	$272,998	$413,307
Other accrued liabilities	61,631	79,973
Accounts payable	31,219	85,046
Total	$365,848	$578,326

Other long-term liabilities consist of:

	As of April 30, 2019	As of October 31, 2018
	(in thousands)
Deferred compensation liability	$244,830	$212,165
Other long-term liabilities	79,387	53,395
Total	$324,217	$265,560

Note 7. Credit Facility
In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of April 30, 2019, the Company had $14.6 million outstanding under the agreement.
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, to provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2019, the Company was in compliance with all financial covenants.
As of April 30, 2019, the Company had $127.3 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $111.6 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2019	$7,500
2020	17,813
2021	27,187
2022	75,000
Total	$127,500

As of October 31, 2018, the Company had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities, and $330.0 million outstanding balance under the Revolver.
The total outstanding balance of the Revolver as of April 30, 2019 was $150.0 million, which was included in short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2019, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of April 30, 2019	As of October 31, 2018
	(in thousands)
Cumulative currency translation adjustments	$(87,233)	$(89,289)
Unrealized gain (loss) on derivative instruments, net of taxes	(9,487)	(23,888)
Total accumulated other comprehensive income (loss)	$(96,720)	$(113,177)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) (AOCI) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Reclassifications from AOCI to unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$199	$(169)	$363	$1,498
Operating expenses	(4,211)	5,711	(8,850)	9,350
Total reclassifications into net income	$(4,012)	$5,542	$(8,487)	$10,848

Note 9. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on April 5, 2018. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2019, $195.8 million remained available for further repurchases under the program.
In February 2019, the Company entered into an accelerated share repurchase agreement (the February 2019 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the February 2019 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in May 2019. Total shares repurchased under the February 2019 ASR were approximately 0.9 million shares, at an average purchase price of $114.01 per share.
Stock repurchase activities are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019 (1)	2018	2019 (1)	2018
	(in thousands)
Total shares repurchased(2)(3)	780	916	1,126	2,902
Total cost of the repurchased shares (3)	$80,000	$75,000	$109,185	$255,000
Reissuance of treasury stock	1,486	924	1,843	1,419

(1)	Does not include the 97,601 shares and $20.0 million equity forward contract, respectively, from the February 2019 ASR settled in May 2019.

(2)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the Company's accelerated share repurchase agreement entered into in September 2017.

(3)	The Company also repurchased 0.4 million shares at an average price of $82.61 per share, for an aggregate purchase price of $35.0 million during the second quarter of fiscal 2018.

Note 10. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Cost of products	$4,065	$3,460	$8,191	$6,843
Cost of maintenance and service	1,522	1,290	2,981	2,537
Research and development expense	18,115	15,150	36,419	30,546
Sales and marketing expense	7,158	6,875	14,430	13,496
General and administrative expense	6,054	6,190	13,353	11,866
Stock compensation expense before taxes	36,914	32,965	75,374	65,288
Income tax benefit	(6,214)	(6,336)	(12,688)	(12,548)
Stock compensation expense after taxes	$30,700	$26,629	$62,686	$52,740

As of April 30, 2019, there was $224.1 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.3 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Intrinsic value of awards exercised	$50,426	$12,017	$58,578	$30,792

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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$118,210	$102,472	$271,724	$98,781
Denominator:
Weighted-average common shares for basic net income per share	149,712	149,034	149,500	149,245
Dilutive effect of potential common shares from equity-based compensation	4,192	4,133	3,883	4,419
Weighted-average common shares for diluted net income per share	153,904	153,167	153,383	153,664
Net income per share:
Basic	$0.79	$0.69	$1.82	$0.66
Diluted	$0.77	$0.67	$1.77	$0.64
Anti-dilutive employee stock-based awards excluded(1)	49	761	1,538	618

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

Information by reportable segment was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Total Segments:
Revenues	$836,242	$776,836	$1,656,643	$1,546,262
Adjusted operating income	209,836	190,116	410,788	386,062
Adjusted operating margin	25%	24%	25%	25%
Semiconductor & System Design:
Revenues	$753,055	$709,034	$1,490,961	$1,414,367
Adjusted operating income	201,406	195,741	396,724	394,857
Adjusted operating margin	27%	28%	27%	28%
Software Integrity:
Revenues	$83,187	$67,802	$165,682	$131,895
Adjusted operating income	8,430	(5,625)	14,064	(8,795)
Adjusted operating margin	10%	(8)%	8%	(7)%

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Total segment adjusted operating income	$209,836	$190,116	$410,788	$386,062
Reconciling items:
Amortization of intangible expense	(25,197)	(31,186)	(53,424)	(59,733)
Stock-based compensation expense	(36,914)	(32,965)	(75,374)	(65,288)
Other	(32,223)	1,049	(19,074)	(26,309)
Total operating income	$115,502	$127,014	$262,916	$234,732

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
Revenue by Geography
The CODMs consider where individual “seats” or licenses to the Company’s products are located in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Revenues related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
United States	$416,744	$376,636	$824,543	$761,210
Europe	83,542	97,014	167,428	182,479
Japan	72,703	70,435	137,776	138,824
Asia-Pacific and Other	263,253	232,751	526,896	463,749
Consolidated	$836,242	$776,836	$1,656,643	$1,546,262

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three and six months ended April 30, 2019 and 2018, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 13. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Interest income	$1,927	$927	$3,491	$2,563
Interest expense	(3,841)	(3,880)	(8,394)	(6,723)
Gain (loss) on assets related to executive deferred compensation plan assets	16,226	(7,245)	20,515	6,195
Foreign currency exchange gain (loss)	2,718	1,117	2,302	98
Other, net	1,385	1,366	142	2,537
Total	$18,415	$(7,715)	$18,056	$4,670

Note 14. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Income before income taxes	$133,917	$119,299	$280,972	$239,402
Provision (benefit) for income taxes	$15,707	$16,827	$9,248	$140,621
Effective tax rate	11.7%	14.1%	3.3%	58.7%

The Tax Cuts and Jobs Act (Tax Act), enacted on December 22, 2017, lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Beginning in the Company's fiscal 2019, the annual statutory federal corporate tax rate is 21%.

The Tax Act includes certain new tax provisions listed below which apply to the Company beginning in fiscal 2019.

•
A tax on global intangible low-tax income (GILTI), which is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return. In the first quarter of fiscal 2019, the Company adopted an accounting policy to account for the tax effects of GILTI in the period that it is subject to such tax.

•	A base erosion and anti-abuse tax (BEAT), which functions as a minimum tax that partially disallows deductions for certain related party transactions and certain tax credits.

•	A special tax deduction for foreign-derived intangible income (FDII), which, in general, allows a deduction of certain intangible income earned in the U.S. and derived from foreign sources.

•	Certain new limitations on the use of foreign tax credits.

In the first and second quarters of 2019, the U.S. Treasury Department issued proposed regulations that could impact the calculation of taxes related to these provisions. While the Company continues to evaluate the potential impact on its estimated annual tax rate, such regulations have not been finalized and are subject to change.
The Company’s effective tax rate for the six months ended April 30, 2019 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal and California research credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and a decrease in unrecognized foreign tax benefits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
The Company's effective tax rate decreased in the three months ended April 30, 2019 as compared to the same period in fiscal 2018, primarily due to increase in excess tax benefits from stock-based compensation offset by an increase in unrecognized foreign tax benefits. The Company's effective tax rate decreased in the six months ended April 30, 2019, as compared to the same periods in fiscal 2018, primarily due to accounting for the effects of the Tax Act in fiscal 2018.

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

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $7 million. In addition, a settlement or changes in guidance could result in changes to the Company's valuation allowance.
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
Non-U.S. Examinations

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Hungarian Administrative Court. On April 30, 2019, the Hungarian Administrative Court (Court) ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019. The Court ruling may be appealed to the Hungarian Supreme Court within 60 days of receipt of the Court's opinion. Synopsys Hungary is evaluating whether to appeal. In the second quarter of 2019, as a result of the Court's decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments.

In the fourth quarter of 2018, the Company made significant changes to its international tax structure by transferring intangible assets between certain foreign subsidiaries, including its Hungarian subsidiary. In the first quarter of fiscal 2019, the Company received a ruling from the Hungarian authorities, which provided guidance on determining the tax associated with the gain recognized on the transfer, resulting in a benefit of $22.8 million recognized in the first quarter of fiscal 2019. The Company recorded an additional benefit of $10.3 million in the second quarter of fiscal 2019 upon the filing of its fiscal 2018 Hungarian return.

The Company was notified of audit by the HTA for fiscal years 2014 through 2018.

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
In March 2017, Siemens PLM Software (Siemens) acquired Mentor. On June 29, 2018, the Company, Siemens and Mentor settled all outstanding patent litigation between the Company and Mentor for a $65.0 million payment made from the Company to Mentor. The settlement included mutual seven-year patent cross-licenses between the Company and Siemens, and between the Company and Mentor. The Company and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of their mutual customers. The amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to Mentor under certain conditions. As of April 30, 2019, there has been no change to the status of the contingent charges.
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
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” "forecast," or the negatives of such terms, and similar expressions, are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor and electronics industries, the effects of consolidation among our customers and within the industries in which we operate, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
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

Our Software Integrity business delivers products and services that enable software developers to test their code - while it is being written - for known security vulnerabilities and quality defects, as well as testing for open source security vulnerabilities and license compliance. Our Software Integrity customers are software developers across many industries, including, but also well beyond, the semiconductor and systems industries. Our Software Integrity products and services form a platform that helps our customers build security into the software development lifecycle and across the entire cyber supply chain.
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
Our growth strategy is based on (1) building on our leadership in our EDA products, (2) expanding and proliferating our IP offerings, and (3) driving growth in the software security and quality market. As we continue to expand our product portfolio and our total addressable market, for instance in the software security and quality space, and as hardware product sales grow, we expect to experience increased variability in our total revenue. In addition, due to our adoption of ASC 606 in fiscal 2019, as further described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements, the way in which we are required to account for certain types of arrangements will increase the variability in our total revenue from period to period. We expect approximately 80% to 85% of non-hardware revenue to be time-based or recognized over time. The accounting impact of ASC 606 has not affected our cash generation or changed the way we operate our business. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
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
Our results of operations for the first six months of fiscal 2019 and 2018 included 26 weeks and 27 weeks, respectively, and ended on May 4, 2019 and May 5, 2018, respectively. The extra week in the first quarter of fiscal 2018 resulted in approximately $46 million of additional revenue, and approximately $34 million of additional expenses. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Financial Performance Summary
We adopted new revenue guidance, ASC 606, at the beginning of fiscal 2019 under the modified retrospective method which has limited the comparability of prior year results in revenue and commission expense. The comparative information for periods prior to the fiscal quarter ended January 31, 2019 has not been restated. Additional comparative information is provided in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the adoption of ASC 606 and our pro-forma financial results under ASC 605 for the three and six months ended April 30, 2019.
The second quarter of fiscal 2019 compared to the same period of fiscal 2018:

•	Revenues were $836.2 million, an increase of $59.4 million, or 8%, primarily due to our continued growth both organically and through prior year acquisitions.

•
Total cost of revenue and operating expenses were $720.7 million, an increase of $70.9 million, or 11%, primarily due to increases in employee-related costs, resulting from increases in headcount to support business growth and an increase in restructuring charge of $12.3 million.

•	Operating income was $115.5 million, a decrease of $11.5 million or 9%.

•	The impact of the adoption of ASC 606, compared with ASC 605, decreased our net income by $11.8 million.
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

Results of Operations
We adopted new revenue guidance, ASC 606, at the beginning of fiscal 2019 under the modified retrospective method, which has limited the comparability of prior year results in revenue and commission expense. The comparative information for periods prior to the fiscal quarter ended January 31, 2019 has not been restated. Additional comparative information is provided in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the adoption of ASC 606 and our pro-forma financial results under ASC 605 for the three and six months ended April 30, 2019.
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
Total Revenue

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$753.0	$709.0	$44.0	6%
Software Integrity Segment	83.2	67.8	15.4	23%
Total	$836.2	$776.8	$59.4	8%
Six months ended
Semiconductor & System Design Segment	$1,490.9	$1,414.4	$76.5	5%
Software Integrity Segment	165.7	131.9	33.8	26%
Total	$1,656.6	$1,546.3	$110.3	7%
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
The increase in total revenue for the three and six months ended April 30, 2019 compared to the same periods in fiscal 2018 was primarily attributable to the business growth in all product categories. In addition, total revenue recognized under new revenue standard ASC 606 was slightly higher compared with revenue recognized under old revenue standard ASC 605 for the six months ended April 30, 2019. The increase for the six-month period was partially offset by one extra week of approximately $46 million additional revenue in the first quarter of fiscal 2018.

Time-Based Products Revenue

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$558.3	$556.8	$1.5	—%
Percentage of total revenue	67%	72%
Six months ended	$1,112.0	$1,127.7	$(15.7)	(1)%
Percentage of total revenue	67%	73%
The time-based products revenue for the three months ended April 30, 2019 compared to the same period in fiscal 2018 increased slightly due to an increase in TSL license revenue from arrangements booked in prior periods, offset by the impact of lower revenue recognized under ASC 606 of $86.8 million.
The time-based products revenue for the six months ended April 30, 2019 compared to the same period in fiscal 2018 decreased by $15.7 million due to the impact of lower revenue recognized under ASC 606 of $102.6 million and the extra week of revenue in the first quarter of fiscal 2018, offset by an increase in TSL license revenue from arrangements booked in prior periods.
Upfront Products Revenue

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$143.4	$100.0	$43.4	43%
Percentage of total revenue	17%	13%
Six months ended	$273.9	$191.6	$82.3	43%
Percentage of total revenue	17%	12%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to higher upfront revenue under ASC 606 of $61.1 million, partially offset by lower hardware shipments. The increase in upfront products revenue for the six months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to higher upfront revenue under ASC 606 of $77.8 million and an increase in the sale of IP products.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments due to customer requirements.

Maintenance and Service Revenue

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$39.4	$24.2	$15.2	63%
Professional services and other revenue	95.1	95.9	(0.8)	(1)%
Total maintenance and service revenue	$134.5	$120.1	$14.4	12%
Percentage of total revenue	16%	15%
Six months ended
Maintenance revenue	$94.8	$49.5	$45.3	92%
Professional services and other revenue	175.9	177.5	(1.6)	(1)%
Total maintenance and service revenue	$270.7	$227.0	$43.7	19%
Percentage of total revenue	16%	15%
The increase in maintenance revenue for the three and six months ended April 30, 2019 compared to the same periods in fiscal 2018 was primarily due to higher revenue under ASC 606 of $9.4 million and $30.8 million, respectively, and an increase in the volume of arrangements that include maintenance.
The decrease in professional services and other revenue for the three and six months ended April 30, 2019 compared to the same periods in fiscal 2018 was primarily due to the timing of IP customization and consulting projects that are accounted for using the percentage of completion method. The decrease for the six-month period was also attributable to the impact of the extra week in the first quarter of fiscal 2018.
Cost of Revenue

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$116.0	$108.2	$7.8	7%
Cost of maintenance and service revenue	59.8	50.1	9.7	19%
Amortization of intangible assets	14.9	20.5	(5.6)	(27)%
Total	$190.7	$178.8	$11.9	7%
Percentage of total revenue	23%	23%
Six months ended
Cost of products revenue	$232.6	$219.6	$13.0	6%
Cost of maintenance and service revenue	118.6	100.9	17.7	18%
Amortization of intangible assets	32.3	39.5	(7.2)	(18)%
Total	$383.6	$360.0	$23.6	7%
Percentage of total revenue	23%	23%
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
The increase in cost of revenue for the three months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $10.7 million in personnel-related costs as a result of headcount increases and an increase of $4.5 million in consulting arrangements; partially offset by a decrease of $2.9 million in hardware product costs due to timing of shipments.
The increase in cost of revenue for the six months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $18.0 million in personnel-related costs as a result of headcount increases including organic hiring and those from prior year acquisitions, and an increase of $8.1 million in consulting arrangements; partially offset by $4.5 million due to one additional week of costs in the first quarter of fiscal 2018.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$290.3	$252.1	$38.2	15%
Percentage of total revenue	35%	32%
Six months ended	$561.6	$516.5	$45.1	9%
Percentage of total revenue	34%	33%
The increase in research and development expenses for the three months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $28.6 million in personnel-related costs as a result of headcount increases and an increase of $6.4 million in functionally allocated expenses.
The increase in research and development expenses for the six months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $44.7 million in personnel-related costs as a result of headcount increases, including organic hiring and those from prior year acquisitions, an increase of $10.6 million in functionally allocated expenses, and an increase of $5.8 million in consultants and contractor costs; partially offset by an additional week of expenses of approximately $19.3 million in the first quarter of fiscal 2018.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$158.7	$147.2	$11.5	8%
Percentage of total revenue	19%	19%
Six months ended	$314.6	$297.7	$16.9	6%
Percentage of total revenue	19%	19%
The increase in sales and marketing expenses for the three and six months ended April 30, 2019 compared to the same periods in fiscal 2018 was primarily due to an increase of $8.8 million and $16.4 million, respectively, in personnel-related costs as a result of headcount increases. The increase for the six-month period was partially offset by an additional week of expenses of approximately $5.8 million in the first quarter of fiscal 2018. Adoption of

ASC 606 resulted in a lower commission expense of $1.9 million and 13.1 million, respectively, for the three and six months ended April 30, 2019.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$56.4	$58.8	$(2.4)	(4)%
Percentage of total revenue	7%	8%
Six months ended	$98.4	$115.2	$(16.8)	(15)%
Percentage of total revenue	6%	7%
The decrease in general and administrative expenses for the three months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to an additional $11.7 million general and administrative expenses allocated to other functions, and a decrease of $4.2 million in professional services costs; partially offset by a $4.3 million increase in personnel-related costs, a $5.8 million increase in facility costs, and a $3.5 million increase in depreciation expenses.
The decrease in general and administrative expenses for the six months ended April 30, 2019 compared to the same period in fiscal 2018 was primarily due to an additional $19.5 million general and administrative expenses allocated to other functions, a legal settlement in our favor of $18.3 million, as well as an additional week of expenses of approximately $4.1 million in the first quarter of fiscal 2018. The decreases were partially offset by a $7.0 million increase in personnel-related costs, a $9.4 million increase in facility costs, and a $5.7 million increase in depreciation expenses.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$14.9	$20.5	$(5.6)	(27)%
Included in operating expenses	10.3	10.7	(0.4)	(4)%
Total	$25.2	$31.2	$(6.0)	(19)%
Percentage of total revenue	3%	4%
Six months ended
Included in cost of revenue	$32.3	$39.5	$(7.2)	(18)%
Included in operating expenses	21.1	20.3	0.8	4%
Total	$53.4	$59.8	$(6.4)	(11)%
Percentage of total revenue	3%	4%
Amortization of intangible assets for the three and six months ended April 30, 2019 compared to the same periods in fiscal 2018 decreased primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets in fiscal 2018. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
In the second quarter of fiscal 2019, our management approved, committed and initiated a restructuring plan as part of a business reorganization. Total charges under this realignment are expected to be $35 million to $65 million and consist primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program

(VRP). The actual total charges will depend, in part, on the number of eligible employees to accept offers of our VRP. Payments of these restructuring charges are anticipated to be completed by the second quarter of fiscal 2020. During the three and six months ended April 30, 2019, we incurred restructuring charges of approximately $14.4 million as part of a business realignment under both the 2019 VRP and the 2018 restructuring plan. The outstanding balance as of April 30, 2019 was $7.0 million recorded in accounts payable and accrued liabilities as payroll and related benefits.

During the three and six months ended April 30, 2018, we incurred restructuring charges of approximately $1.8 million as part of a business realignment under the 2018 restructuring plan. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.
Other Income (Expense), net

	April 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.9	$0.9	$1.0	111%
Interest (expense)	(3.8)	(3.9)	0.1	(3)%
Gain (loss) on assets related to executive deferred compensation plan	16.2	(7.2)	23.4	(325)%
Foreign currency exchange gain (loss)	2.7	1.1	1.6	145%
Other, net	1.4	1.4	—	—%
Total	$18.4	$(7.7)	$26.1	(339)%
Six months ended
Interest income	$3.5	$2.6	$0.9	35%
Interest (expense)	(8.4)	(6.7)	(1.7)	25%
Gain (loss) on assets related to executive deferred compensation plan	20.5	6.2	14.3	231%
Foreign currency exchange gain (loss)	2.3	0.1	2.2	2,200%
Other, net	0.2	2.5	(2.3)	(92)%
Total	$18.1	$4.7	$13.4	285%
Other income (expense), net, for the three and six months ended April 30, 2019 were higher compared to the same periods in fiscal 2018, primarily due to higher gains in the market value of our executive deferred compensation plan assets and higher gains in foreign currency exchange.
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
Semiconductor & System Design Segment

	April 30,
	2019	2018	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$201.4	$195.7	$5.7	3%
Adjusted operating margin	27%	28%	(1)%	(4)%
Six months ended
Adjusted operating income	$396.7	$394.9	$1.8	—%
Adjusted operating margin	27%	28%	(1)%	(4)%

The increase in the adjusted operating income for the three and six months ended April 30, 2019 compared to the same periods in fiscal 2018 was primarily due to an increase in revenue. The increase for the three-month period was partially offset by the impact of lower revenue recognized under ASC 606 of $13.3 million. The increase for the six-month period was also due to ASC 606 impact of $4.8 million, partially offset by approximately $12.0 million due to an additional week of operating income in the first quarter of fiscal 2018.
Software Integrity Segment

	April 30,
	2019	2018	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$8.4	$(5.6)	$14.0	(250)%
Adjusted operating margin	10%	(8)%	18%	(225)%
Six months ended
Adjusted operating income	$14.1	$(8.8)	$22.9	(260)%
Adjusted operating margin	8%	(7)%	15%	(214)%
The increase in adjusted operating income for the three and six months ended April 30, 2019 compared to the same periods in fiscal 2018 was primarily due to an increase in revenue. The increase for the three-month period was partially offset by the impact of lower revenue recognized under ASC 606 of $2.9 million. The increase for the six-month period was also due to ASC 606 impact of $1.3 million, partially offset by higher personnel-related costs as a result of the Black Duck acquisition in the first quarter of fiscal 2018.
Taxes
Our effective tax rate decreased in the three months ended April 30, 2019 as compared to the same period in fiscal 2018, primarily due to an increase in excess tax benefits from stock-based compensation offset by an increase in unrecognized foreign tax benefits. Our effective tax rate decreased in the six months ended April 30, 2019, as compared to the same period in fiscal 2018, primarily due to accounting for the effects of the Tax Act in fiscal 2018.
For further discussion of the provision for income taxes and impacts related to the Tax Act, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2019, we held an aggregate of $175.3 million in cash and cash equivalents in the United States and an aggregate of $455.8 million in our foreign subsidiaries. As a result of the Tax Act, if we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings that are made after December 31, 2017 would not be subject to further U.S. federal tax. We have provided state and foreign deferred taxes on our undistributed earnings sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the six months ended April 30, 2019.
Cash and Cash Equivalents

	April 30, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$631.2	$723.1	$(91.9)	(13)%
Cash and cash equivalents decreased primarily due to repayment of debt, stock repurchases under our accelerated stock repurchase agreements (the February 2019 ASRs), annual variable compensation payouts, and purchases of property and equipment. The decrease in cash and cash equivalents was partially offset by cash from our operations and net proceeds from our credit facilities.

Cash Flows

	Six Months Ended April 30,
	2019	2018	$ Change
	(dollars in millions)
Cash provided by operating activities	$208.8	$4.3	$204.5
Cash used in investing activities	(66.3)	(679.8)	613.5
Cash (used in) provided by financing activities	(237.6)	192.4	(430.0)
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
Cash provided by operating activities. Cash provided by operating activities for the six months ended April 30, 2019 was higher compared to the same period in fiscal 2018, primarily driven by higher net income and higher cash collections, partially offset by higher disbursements for operations, including vendors.
Cash used in investing activities. Cash used in investing activities for the six months ended April 30, 2019 was lower compared to the same period in fiscal 2018, primarily due to higher cash paid for acquisitions in fiscal 2018 of $643.5 million.
Cash (used in) provided by financing activities. Cash used in financing activities for the six months ended April 30, 2019 was higher compared to the same period in fiscal 2018, primarily due to higher debt repayments of $296.9 million and lower proceeds of $261.2 million from credit facilities drawdowns, partially offset by lower stock repurchase activities of $125.8 million.
Accounts Receivable, net

	April 30, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$526.7	$554.2	$(27.5)	(5)%
Changes in our accounts receivable balance are primarily driven by timing of customer billing, collection activities and to a lesser extent, customer receivables acquired through our acquisitions.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Current assets	$1,643.9	$1,543.8	$100.1	6%
Current liabilities	1,732.9	2,102.4	(369.5)	(18)%
Working capital deficit	$(89.0)	$(558.6)	$469.6	(84)%
Decreases in our working capital deficit were primarily due to a decrease in accounts payable and accrued liabilities of $212.5 million, an increase in prepaid and other current assets of $192.3 million, and a decrease in short-term debt of $178.1 million, partially offset by a decrease in cash and cash equivalents of $91.9 million.
Other Commitments—Credit Facility

In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of April 30, 2019, we had $14.6 million outstanding under the agreement.
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, to provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2019, we were in compliance with all financial covenants.
As of April 30, 2019, we had $127.3 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $111.6 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2019	$7,500
2020	17,813
2021	27,187
2022	75,000
Total	$127,500
As of October 31, 2018, we had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities, and $330.0 million outstanding balance under the Revolver.
The total outstanding balance of the Revolver as of April 30, 2019 was $150.0 million, which was included in short-term liabilities. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2019, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of April 30, 2019, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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

Contractual Obligations
The following table summarizes our contractual obligations as of April 30, 2019:

	Total	Remainder of Fiscal 2019	Fiscal 2020/ Fiscal 2021	Fiscal 2022/ Fiscal 2023	Thereafter	Other
	(in thousands)
Operating Leases	$511,908	$30,674	$114,536	$85,435	$281,263	$—
Purchase Obligations(1)	418,355	173,851	244,228	276	—	—
Other Obligations(2)	279,410	157,685	46,725	75,000	—	—
Long term accrued income taxes(3)	34,667	—	1,429	1,429	5,357	26,452
Total	$1,244,340	$362,210	$406,918	$162,140	$286,620	$26,452

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business as of April 30, 2019. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, Revolver, a credit facility, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits and transition tax liability as of April 30, 2019. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2019 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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
As of April 30, 2019, our exposure to market risk has not changed materially since October 31, 2018. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the SEC on December 17, 2018.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of April 30, 2019, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2019, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. On November 4, 2018, Synopsys implemented new and modified existing internal controls for the adoption of the new revenue recognition accounting standard, ASC 606. There were no additional changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Hungarian Administrative Court (Court) ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019. The Court ruling may be appealed to the Hungarian Supreme Court within 60 days of receipt of the Court's opinion. Synopsys Hungary is evaluating whether to appeal. In the second quarter of 2019, as a result of the Court's decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments.
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
For example, in May 2019, the United States government placed certain entities on the “Entity List,” restricting the sale of U.S. technologies to the named entities. As a result of this government action, we are not able to book new business with these entities, and revenue associated with these entities is put “on hold” until either the contract expires, or the restriction is lifted. In response to that action or similar actions taken by the United States, other countries may adopt tariffs and trade barriers that could limit our ability to offer our products and services. Current and potential customers who are concerned by such tariffs or restrictions may respond by developing their own products or replacing our solutions, which would have an adverse effect on our business. Additionally, further political uncertainty surrounding international trade disputes could have a negative impact on consumer confidence and spending, which could adversely impact our business operations.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. The applicability and impact of these new tax provisions is dependent in part on changes to our tax structure that were implemented in response to the Tax Act at the end of fiscal 2018. The net impact of such changes is uncertain, and could adversely affect our tax rate and cash flow in future years. In the first quarter of fiscal 2019, the U.S. Treasury Department issued proposed regulations that, if finalized as written, would have a material impact on our ability to claim certain tax benefits related to the Tax Act. While the Company continues to evaluate the potential impact on its estimated annual tax rate, certain of these regulations have not been finalized and are subject to change. As additional regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position.
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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. For further discussion of the Hungary audit, see

Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Non-U.S. Examinations."
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
As of April 30, 2019, approximately 72% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
In February 2019, we entered into an accelerated share repurchase agreement (the February 2019 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the February 2019 ASR, we made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in May 2019. Total shares repurchased under the February 2019 ASR were approximately 0.9 million shares, at an average purchase price of $114.01 per share.

The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2019:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
February 3, 2019 through March 9, 2019 (2)	779,500	$102.63	779,500	$195,815,184
Month #2
March 10, 2019 through April 6, 2019	—	$—	—	$195,815,184
Month #3
April 7, 2019 through May 4, 2019	—	$—	—	$195,815,184
Total	779,500	$102.63	779,500	$195,815,184

(1)	As of April 30, 2019, $195.8 million remained available for future repurchases under the program.

(2)
The number of shares purchased and average purchase price paid per share does not include the 97,601 shares and $20.0 million equity forward contract, respectively, from the February 2019 ASR settled in May 2019.

See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/17/2018
4.1	Specimen Common Stock Certificate(P)	S-1	33-45138	4.3	2/24/92 (effective date)
10.1	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/9/2019	X
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: May 24, 2019	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)