Form 10-Q
period 2019-07-31
SYNOPSYS INC
filed 2019-08-26
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 21, 2019, there were 150,286,586 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2019	October 31, 2018*
ASSETS
Current assets:
Cash and cash equivalents	$686,780	$723,115
Accounts receivable, net	457,390	554,217
Inventories	155,108	122,407
Income taxes receivable and prepaid taxes	29,751	76,525
Prepaid and other current assets	288,616	67,533
Total current assets	1,617,645	1,543,797
Property and equipment, net	372,566	309,310
Goodwill	3,143,056	3,143,249
Intangible assets, net	283,305	360,404
Long-term prepaid taxes	13,973	138,312
Deferred income taxes	339,354	404,166
Other long-term assets	383,509	246,736
Total assets	$6,153,408	$6,145,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$471,629	$578,326
Accrued income taxes	3,175	27,458
Deferred revenue	1,138,993	1,152,862
Short-term debt	16,653	343,769
Total current liabilities	1,630,450	2,102,415
Long-term accrued income taxes	27,847	50,590
Long-term deferred revenue	91,229	116,859
Long-term debt	125,285	125,535
Other long-term liabilities	338,928	265,560
Total liabilities	2,213,739	2,660,959
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 150,373 and 149,265 shares outstanding, respectively	1,504	1,493
Capital in excess of par value	1,597,629	1,644,830
Retained earnings	3,003,430	2,543,688
Treasury stock, at cost: 6,888 and 7,996 shares, respectively	(572,104)	(597,682)
Accumulated other comprehensive income (loss)	(96,653)	(113,177)
Total Synopsys stockholders’ equity	3,933,806	3,479,152
Non-controlling interest	5,863	5,863
Total stockholders’ equity	3,939,669	3,485,015
Total liabilities and stockholders’ equity	$6,153,408	$6,145,974
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Revenue:
Time-based products	$537,569	$570,053	$1,649,590	$1,697,756
Upfront products	177,552	99,579	451,466	291,143
Maintenance and service	137,849	110,082	408,557	337,077
Total revenue	852,970	779,714	2,509,613	2,325,976
Cost of revenue:
Products	113,533	115,437	346,163	335,030
Maintenance and service	59,496	49,790	178,113	150,674
Amortization of intangible assets	13,603	20,154	45,927	59,612
Total cost of revenue	186,632	185,381	570,203	545,316
Gross margin	666,338	594,333	1,939,410	1,780,660
Operating expenses:
Research and development	284,804	277,402	846,429	793,947
Sales and marketing	157,109	157,953	471,720	455,653
General and administrative	67,382	84,336	165,794	199,517
Amortization of intangible assets	10,111	10,651	31,211	30,926
Restructuring	19,338	23	33,746	1,917
Total operating expenses	538,744	530,365	1,548,900	1,481,960
Operating income	127,594	63,968	390,510	298,700
Other income (expense), net	5,317	7,925	23,373	12,595
Income before income taxes	132,911	71,893	413,883	311,295
Provision (benefit) for income taxes	32,982	(7,516)	42,230	133,105
Net income	$99,929	$79,409	$371,653	$178,190
Net income per share:
Basic	$0.67	$0.53	$2.48	$1.20
Diluted	$0.65	$0.52	$2.42	$1.16
Shares used in computing per share amounts:
Basic	150,123	148,490	149,708	148,760
Diluted	154,600	152,614	153,859	153,118
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net income	$99,929	$79,409	$371,653	$178,190
Other comprehensive income:
Change in foreign currency translation adjustment	(2,123)	(18,231)	(67)	(8,273)
Cash flow hedges:
Deferred gains (losses), net of tax of $(464) and $(2,178), for the three and nine months ended July 31, 2019, respectively, and of $2,518 and $1,363 for each of the same periods in fiscal 2018, respectively.	(1,070)	(12,371)	4,844	(7,891)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(702) and $(2,988), for the three and nine months ended July 31, 2019 respectively, and of $247 and $2,767 for each of the same periods in fiscal 2018, respectively.	3,260	(1,662)	11,747	(12,510)
Other comprehensive income (loss), net of tax effects	67	(32,264)	16,524	(28,674)
Comprehensive income	$99,996	$47,145	$388,177	$149,516
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2019	149,982	$1,500	$1,659,484	$2,912,811	$(567,503)	$(96,720)	$3,909,572	$5,863	$3,915,435
Net income				99,929			99,929		99,929
Other comprehensive income (loss), net of tax effects						67	67		67
Purchases of treasury stock	(775)	(8)	8		(100,000)		(100,000)		(100,000)
Common stock issued, net of shares withheld for employee taxes	1,166	12	(101,310)	(9,310)	95,399		(15,209)		(15,209)
Stock-based compensation			39,447				39,447		39,447
Balance at July 31, 2019	150,373	$1,504	$1,597,629	$3,003,430	$(572,104)	$(96,653)	$3,933,806	$5,863	$3,939,669

Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015
Net income				371,653			371,653		371,653
Retained earnings adjustment due to adoption of accounting standards related to revenue(1)				257,594			257,594		257,594
Retained earnings adjustment due to adoption of an accounting standard related to income taxes(2)				(130,544)			(130,544)		(130,544)
Other comprehensive income (loss), net of tax effects						16,524	16,524		16,524
Purchases of treasury stock	(1,901)	(19)	19		(209,185)		(209,185)		(209,185)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	3,009	30	(140,841)	(38,961)	234,763		54,991		54,991
Stock-based compensation			113,621				113,621		113,621
Balance at July 31, 2019	150,373	$1,504	$1,597,629	$3,003,430	$(572,104)	$(96,653)	$3,933,806	$5,863	$3,939,669

Balance at April 30, 2018	148,961	$1,490	$1,678,921	$2,223,287	$(585,016)	$(62,389)	$3,256,293	$4,104	$3,260,397
Net income				79,409			79,409		79,409
Other comprehensive income (loss), net of tax effects						(32,264)	(32,264)		(32,264)
Purchases of treasury stock	(1,509)	(15)	15		(132,000)		(132,000)		(132,000)
Equity forward contract			(33,000)				(33,000)		(33,000)
Common stock issued, net of shares withheld for employee taxes	1,104	11	(91,580)	(6,150)	80,483		(17,236)		(17,236)
Stock-based compensation			36,937				36,937		36,937
Non-controlling interest in an equity investment							—	1,759	1,759
Balance at July 31, 2018	148,556	$1,486	$1,591,293	$2,296,546	$(636,533)	$(94,653)	$3,158,139	$5,863	$3,164,002

Balance at October 31, 2017	150,445	$1,505	$1,622,429	$2,143,873	$(426,208)	$(65,979)	$3,275,620	$4,104	$3,279,724
Net income				178,190			178,190		178,190
Retained earnings adjustment due to adoption of an accounting standard in reclassification of certain tax effects from accumulated other comprehensive income (loss)				(293)			(293)		(293)
Other comprehensive income (loss), net of tax effects						(28,674)	(28,674)		(28,674)
Purchases of treasury stock	(4,412)	(44)	44		(387,000)		(387,000)		(387,000)
Equity forward contract			(13,000)				(13,000)		(13,000)
Common stock issued, net of shares withheld for employee taxes	2,523	25	(119,879)	(25,224)	176,675		31,597		31,597
Stock-based compensation			101,699				101,699		101,699
Non-controlling interest in an equity investment							—	$1,759	1,759
Balance at July 31, 2018	148,556	$1,486	$1,591,293	$2,296,546	$(636,533)	$(94,653)	$3,158,139	$5,863	$3,164,002

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

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income	$371,653	$178,190
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	152,133	150,245
Amortization of capitalized costs to obtain revenue contracts	46,230	—
Stock compensation	114,826	102,540
Allowance for doubtful accounts	8,950	3,368
(Gain) loss on sale of property and investments	(4,052)	(93)
Deferred income taxes	(9,664)	5,509
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	89,370	(41,695)
Inventories	(39,431)	(48,440)
Prepaid and other current assets	(38,224)	(9,766)
Other long-term assets	(114,344)	(31,652)
Accounts payable and accrued liabilities	(45,200)	(56,491)
Income taxes	(6,963)	(35,014)
Deferred revenue	53,980	76,780
Net cash provided by operating activities	579,264	293,481
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	12,449
Proceeds from sales of long-term investments	6,361	494
Purchases of long-term investments	—	(645)
Proceeds from sales of property and equipment	—	1,662
Purchases of property and equipment	(122,358)	(70,469)
Cash paid for acquisitions and intangible assets, net of cash acquired	—	(646,687)
Capitalization of software development costs	(2,245)	(2,714)
Net cash used in investing activities	(118,242)	(705,910)
Cash flows from financing activities:
Proceeds from credit facilities	192,897	615,000
Repayment of debt	(520,312)	(137,500)
Issuances of common stock	107,354	72,722
Payments for taxes related to net share settlement of equity awards	(52,309)	(42,636)
Purchase of equity forward contract	(20,000)	(33,000)
Purchases of treasury stock	(209,185)	(367,000)
Other	(762)	1,759
Net cash (used in) provided by financing activities	(502,317)	109,345
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,975	(3,826)
Net change in cash, cash equivalents and restricted cash	(36,320)	(306,910)
Cash, cash equivalents and restricted cash, beginning of period	725,001	1,050,075
Cash, cash equivalents and restricted cash, end of period	$688,681	$743,165
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
The results of operations for the first nine months of fiscal 2019 and 2018 included 39 weeks and 40 weeks, respectively, and ended on August 3, 2019 and August 4, 2018, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
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

The impacts of adopting ASC 606 on the Company's unaudited condensed consolidated financial statements for the nine months ended July 31, 2019 are summarized in the tables below.
Balance Sheet Accounts
The following table summarizes the effects of adopting ASC 606 on certain account balances of the unaudited condensed consolidated balance sheet that were impacted as of July 31, 2019:

	As reported under ASC 606	Adjustments	Adjusted balance under ASC 605
	(in thousands)
Receivables, net	$457,390	$64,122	$521,512
Prepaid and other current assets	288,616	(205,822)	82,794
Deferred income taxes	339,354	76,891	416,245
Other long-term assets	383,509	(94,626)	288,883
Accounts payable and other accrued liabilities	471,629	(10,413)	461,216
Deferred revenue	1,138,993	132,450	1,271,443
Long-term deferred revenue	91,229	41,585	132,814
Other long-term liabilities (1)	338,928	(16,671)	322,257
Retained earnings	3,003,430	(306,386)	2,697,044
(1) Includes long-term deferred tax liabilities.
Statements of Operations
The following table summarizes the effects of adopting ASC 606 on the unaudited condensed consolidated statements of operations for the three and nine months ended July 31, 2019:

	Three Months Ended July 31, 2019			Nine Months Ended July 31, 2019
	As reported under ASC 606	Adjustments	Adjusted under ASC 605	As reported under ASC 606	Adjustments	Adjusted under ASC 605
	(in thousands, except per share amounts)
Revenue:
Time-based products	$537,569	$55,604	$593,173	$1,649,590	$158,222	$1,807,812
Upfront products	177,552	(73,267)	104,285	451,466	(151,110)	300,356
Maintenance and service	137,849	(26,914)	110,935	408,557	(57,707)	350,850
Total revenue	852,970	(44,577)	808,393	2,509,613	(50,595)	2,459,018
Cost of Revenue:
Products	113,533	—	113,533	346,163	—	346,163
Maintenance and service	59,496	—	59,496	178,113	—	178,113
Amortization of intangible assets	13,603	—	13,603	45,927	—	45,927
Total cost of revenue	186,632	—	186,632	570,203	—	570,203
Gross margin	666,338	(44,577)	621,761	1,939,410	(50,595)	1,888,815
Operating expenses:
Research and development	284,804	—	284,804	846,429	—	846,429
Sales and marketing	157,109	(2,731)	154,378	471,720	10,395	482,115
General and administrative	67,382	—	67,382	165,794	—	165,794
Amortization of intangible assets	10,111	—	10,111	31,211	—	31,211
Restructuring	19,338	—	19,338	33,746	—	33,746
Total operating expenses	538,744	(2,731)	536,013	1,548,900	10,395	1,559,295
Operating income	127,594	(41,846)	85,748	390,510	(60,990)	329,520
Other income (expense), net	5,317	—	5,317	23,373	—	23,373
Income before provision for income taxes	132,911	(41,846)	91,065	413,883	(60,990)	352,893
Provision (benefit) for income taxes	32,982	(9,127)	23,855	42,230	(12,198)	30,032
Net income	$99,929	$(32,719)	$67,210	$371,653	$(48,792)	$322,861
Net income per share:
Basic	$0.67	$(0.22)	$0.45	$2.48	$(0.32)	$2.16
Diluted	$0.65	$(0.22)	$0.43	$2.42	$(0.32)	$2.10
Shares used in computing per share amounts:
Basic	150,123		150,123	149,708		149,708
Diluted	154,600		154,600	153,859		153,859

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
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
EDA	57%	64%	59%	63%
IP & System Integration	33%	27%	31%	28%
Software Integrity Products & Services	10%	9%	10%	9%
Other	—%	—%	—%	—%
Total	100%	100%	100%	100%
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
Contract balances are as follows:

	As of July 31, 2019	As of October 31, 2018
		as adjusted
	(in thousands)
Contract assets	$205,822	$126,897
Unbilled receivables	38,965	36,699
Deferred revenue	1,230,222	1,104,110

During the three and nine months ended July 31, 2019, the Company recognized $470.6 million and $1,432.1 million, respectively, of revenue that were included in the deferred revenue balance at the beginning of the period, as adjusted for the adoption of ASC 606.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.3 billion as of July 31, 2019, which includes $463.5 million in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. The contracted unsatisfied performance obligations, excluding non-cancellable FSA, expected to be recognized over the next 12 months is approximately 56%, with the remainder recognized thereafter.
During the three and nine month periods ended July 31, 2019, the Company recognized $17.5 million and $64.8 million, respectively, from performance obligations satisfied from sales based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of July 31, 2019 were $94.6 million and are included in other assets in the Company’s unaudited condensed consolidated balance sheet. Amortization of these assets was $17.8 million and $46.2 million during the three and nine months ended July 31, 2019, respectively, and are included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.
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
In-process research and development (IPR&D) as of July 31, 2019 consisted of acquired projects that, if completed, will be reclassified to core/developed technology upon completion, or if abandoned, will be written off.
Intangible assets as of July 31, 2019 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$773,147	$642,185	$130,962
Customer relationships	358,667	232,784	125,883
Contract rights intangible	184,321	180,349	3,972
Trademarks and trade names	42,929	24,803	18,126
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	38,063	34,901	3,162
Total	$1,398,327	$1,115,022	$283,305

Intangible assets as of October 31, 2018 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$773,147	$598,956	$174,191
Customer relationships	358,524	204,382	154,142
Contract rights intangible	183,953	177,191	6,762
Trademarks and trade names	42,929	21,944	20,985
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	35,818	32,694	3,124
Total	$1,395,571	$1,035,167	$360,404

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Core/developed technology	$12,825	$18,692	$43,229	$55,745
Customer relationships	9,303	9,584	28,261	27,803
Contract rights intangible	808	1,357	2,790	3,619
Trademarks and trade names	778	1,172	2,858	3,371
Capitalized software development costs(1)	700	894	2,207	2,710
Total	$24,414	$31,699	$79,345	$93,248

(1)	Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets as of July 31, 2019:

Fiscal Year	(in thousands)
Remainder of fiscal 2019	$23,821
2020	79,195
2021	56,409
2022	44,014
2023	29,219
2024 and thereafter	49,447
IPR&D	1,200
Total	$283,305

Note 4. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of July 31, 2019, the balances of the Company's cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$130,437	$—	$—	$—	$130,437
Total:	$130,437	$—	$—	$—	$130,437

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents.

As of October 31, 2018, the balances of the Company's cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$165,296	$—	$—	$—	$165,296
Total:	$165,296	$—	$—	$—	$165,296

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents.
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The Company adopted the standard in the first quarter of fiscal 2019 and applied it retrospectively for the periods presented. As required by ASU 2016-18, the Company included amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. All restricted cash is primarily associated with office leases and has no material impact on the Company’s unaudited condensed consolidated statement of cash flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of July 31, 2019	As of October 31, 2018
	(in thousands)
Cash and cash equivalents	$686,780	$723,115
Restricted cash included in Prepaid expenses and other current assets	1,171	1,164
Restricted cash included in Other long-term assets	730	722
Total cash, cash equivalents and restricted cash	$688,681	$725,001

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
The effect of the changes in the fair values of non-designated forward contracts is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,179	$1,567	$4,314	$1,244

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of July 31, 2019	As of October 31, 2018
	(in thousands)
Total gross notional amount	$779,127	$1,135,549
Net fair value	$(565)	$(18,120)

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

The following table represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2019
Other current assets	$6,487	$77
Accrued liabilities	$7,020	$109
As of October 31, 2018
Other current assets	$4,771	$131
Accrued liabilities	$22,890	$132

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2019
Foreign exchange contracts	Revenue	$(994)	Revenue	$685
Foreign exchange contracts	Operating expenses	(76)	Operating expenses	(3,945)
Total		$(1,070)		$(3,260)
Three months ended July 31, 2018
Foreign exchange contracts	Revenue	$1,422	Revenue	$(308)
Foreign exchange contracts	Operating expenses	(13,793)	Operating expenses	1,970
Total		$(12,371)		$1,662
Nine months ended July 31, 2019
Foreign exchange contracts	Revenue	$(253)	Revenue	$1,048
Foreign exchange contracts	Operating expenses	5,097	Operating expenses	(12,795)
Total		$4,844		$(11,747)
Nine months ended July 31, 2018
Foreign exchange contracts	Revenue	$(542)	Revenue	$1,190
Foreign exchange contracts	Operating expenses	(7,349)	Operating expenses	11,320
Total		$(7,891)		$12,510

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended July 31, 2019	$232	$1,077
For the three months ended July 31, 2018	$(132)	$782
For the nine months ended July 31, 2019	$148	$358
For the nine months ended July 31, 2018	$389	$2,488

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2019:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$130,437	$130,437	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	6,564	—	6,564	—
Other long-term assets:
Deferred compensation plan assets	248,510	248,510	—	—
Total assets	$385,511	$378,947	$6,564	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$7,129	$—	$7,129	$—
Other long-term liabilities:
Deferred compensation plan liabilities	248,510	248,510	—	—
Total liabilities	$255,639	$248,510	$7,129	$—
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2018:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$165,296	$165,296	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	4,902	—	4,902	—
Other long-term assets:
Deferred compensation plan assets	212,165	212,165	—	—
Total assets	$382,363	$377,461	$4,902	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$23,022	$—	$23,022	$—
Other long-term liabilities:
Deferred compensation plan liabilities	212,165	212,165	—	—
Total liabilities	$235,187	$212,165	$23,022	$—

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
The Company did not recognize any impairment during the three and nine months ended July 31, 2019.
Note 6. Liabilities and Restructuring Charges
In the second quarter of fiscal 2019, the Company initiated restructuring plans for involuntary and voluntary employee termination and facility closure actions as part of a business reorganization to better position the Company for future growth by reallocating resources to priority areas, and to a lesser extent, eliminating operational redundancy. The total charges under the 2019 restructuring plans are expected to be $43 million to $65 million and consist primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP). The actual total charges depend, in part, on the number of eligible employees accepting offers of the VRP. The 2019 restructuring plans are anticipated to be completed by the second quarter of fiscal 2020.

During the three and nine months ended July 31, 2019, the Company incurred restructuring charges of approximately $19.3 million and $33.7 million, respectively, for involuntary employee termination actions and the VRP. These charges consist primarily of severance, termination, and retirement benefits. As of July 31, 2019, $20.8 million remained outstanding and was recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

During the nine months ended July 31, 2018, the Company incurred restructuring charges of approximately $1.9 million as part of a business realignment. Total charges under this realignment were expected to be $8 million to $10 million consisting of severance and benefits. The outstanding balance as of July 31, 2019 was immaterial. As of October 31, 2018, $8.1 million remained outstanding and was recorded in accounts payable and accrued liabilities in the consolidated balance sheets.
Accounts payable and accrued liabilities consist of:

	As of July 31, 2019	As of October 31, 2018
	(in thousands)
Payroll and related benefits	$391,593	$413,307
Other accrued liabilities	65,190	79,973
Accounts payable	14,846	85,046
Total	$471,629	$578,326

Other long-term liabilities consist of:

	As of July 31, 2019	As of October 31, 2018
	(in thousands)
Deferred compensation liability	$248,510	$212,165
Other long-term liabilities	90,418	53,395
Total	$338,928	$265,560

Note 7. Credit Facility
In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of July 31, 2019, the Company had $18.4 million outstanding under the agreement.
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, to provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2019, the Company was in compliance with all financial covenants.
As of July 31, 2019, the Company had $123.5 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $106.9 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2019	$3,750
2020	17,813
2021	27,187
2022	75,000
Total	$123,750

As of October 31, 2018, the Company had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities, and $330.0 million outstanding balance under the Revolver.
There was no outstanding balance of the Revolver as of July 31, 2019. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2019, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of July 31, 2019	As of October 31, 2018
	(in thousands)
Cumulative currency translation adjustments	$(89,355)	$(89,289)
Unrealized gain (loss) on derivative instruments, net of taxes	(7,298)	(23,888)
Total accumulated other comprehensive income (loss)	$(96,653)	$(113,177)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) (AOCI) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Reclassifications from AOCI to unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$685	$(308)	$1,048	$1,190
Operating expenses	(3,945)	1,970	(12,795)	11,320
Total reclassifications into net income	$(3,260)	$1,662	$(11,747)	$12,510

Note 9. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 14, 2019. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2019, $500.0 million remained available for further repurchases under the program.
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
In June 2019, the Company entered into an accelerated share repurchase agreement (the June 2019 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the June 2019 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in August 2019. Total shares repurchased under the June 2019 ASR were approximately 0.8 million shares, at an average purchase price of $130.23 per share.
Stock repurchase activities are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019 (1)	2018	2019 (1)(2)	2018
	(in thousands)
Total shares repurchased(3)(4)	775	1,509	1,901	4,411
Total cost of the repurchased shares (4)	$100,000	$132,000	$209,185	$387,000
Reissuance of treasury stock	1,166	1,107	3,009	2,527

(1)	Does not include the 90,202 shares or $20.0 million equity forward contract from the June 2019 ASR settled in August 2019.

(2)	The third quarter of fiscal 2019 includes the settlement of the 97,601 shares or $20.0 million equity forward contract from the February 2019 ASR settled in May 2019.

(3)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the Company's accelerated share repurchase agreement entered into in September 2017.

(4)	The Company also repurchased 0.4 million shares at an average price of $82.61 per share, for an aggregate purchase price of $35.0 million during the second quarter of fiscal 2018.

Note 10. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Cost of products	$4,493	$3,820	$12,684	$10,663
Cost of maintenance and service	1,694	1,442	4,675	3,979
Research and development expense	19,383	18,412	55,802	48,958
Sales and marketing expense	7,360	7,317	21,790	20,813
General and administrative expense	6,523	6,261	19,876	18,127
Stock compensation expense before taxes	39,453	37,252	114,827	102,540
Income tax benefit	(6,593)	(7,111)	(19,188)	(19,574)
Stock compensation expense after taxes	$32,860	$30,141	$95,639	$82,966

As of July 31, 2019, there was $298.1 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.4 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Intrinsic value of awards exercised	$37,436	$19,283	$96,014	$50,075

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
The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income	$99,929	$79,409	$371,653	$178,190
Denominator:
Weighted-average common shares for basic net income per share	150,123	148,490	149,708	148,760
Dilutive effect of potential common shares from equity-based compensation	4,477	4,124	4,151	4,358
Weighted-average common shares for diluted net income per share	154,600	152,614	153,859	153,118
Net income per share:
Basic	$0.67	$0.53	$2.48	$1.20
Diluted	$0.65	$0.52	$2.42	$1.16
Anti-dilutive employee stock-based awards excluded(1)	152	1,063	798	774

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

Information by reportable segment was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Total Segments:
Revenues	$852,970	$779,714	$2,509,613	$2,325,976
Adjusted operating income	216,581	167,847	627,369	553,909
Adjusted operating margin	25%	22%	25%	24%
Semiconductor & System Design:
Revenues	$769,411	$708,413	$2,260,372	$2,122,780
Adjusted operating income	207,773	169,798	604,497	564,656
Adjusted operating margin	27%	24%	27%	27%
Software Integrity:
Revenues	$83,559	$71,301	$249,241	$203,196
Adjusted operating income	8,808	(1,951)	22,872	(10,747)
Adjusted operating margin	11%	(3)%	9%	(5)%

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Total segment adjusted operating income	$216,581	$167,847	$627,369	$553,909
Reconciling items:
Amortization of intangible expense	(23,714)	(30,805)	(77,138)	(90,538)
Stock-based compensation expense	(39,453)	(37,252)	(114,827)	(102,540)
Other	(25,820)	(35,822)	(44,894)	(62,131)
Total operating income	$127,594	$63,968	$390,510	$298,700

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
Revenue by Geography
The CODMs consider where individual “seats” or licenses to the Company’s products are located in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Revenues related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Revenue:
United States	$407,408	$365,414	$1,231,951	$1,126,624
Europe	90,074	90,657	257,502	273,136
Japan	65,709	71,981	203,486	210,805
Asia-Pacific and Other	289,779	251,662	816,675	715,411
Consolidated	$852,970	$779,714	$2,509,613	$2,325,976

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three and nine months ended July 31, 2019 and 2018, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 13. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Interest income	$1,789	$1,096	$5,280	$3,659
Interest expense	(2,214)	(4,558)	(10,608)	(11,281)
Gain (loss) on assets related to executive deferred compensation plan assets	4,686	8,397	25,201	14,592
Foreign currency exchange gain (loss)	696	1,627	2,999	1,725
Other, net	360	1,363	501	3,900
Total	$5,317	$7,925	$23,373	$12,595

Note 14. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Income before income taxes	$132,911	$71,893	$413,883	$311,295
Provision (benefit) for income taxes	$32,982	$(7,516)	$42,230	$133,105
Effective tax rate	24.8%	(10.5)%	10.2%	42.8%

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

In the first, second and third quarters of fiscal 2019, the U.S. Treasury Department issued proposed regulations that could impact the calculation of taxes related to these provisions. While the Company continues to evaluate the potential impact on its estimated annual tax rate, certain regulations have not been finalized and are subject to change.

On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. In view of the Tax Court opinion, the Company amended its cost-sharing arrangement effective February 1, 2016 to exclude stock-based compensation expense on a prospective basis and reflected the corresponding benefits in its income tax expense for fiscal years 2016, 2017 and 2018. On July 24, 2018, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) reversed the decision of the Tax Court, and then subsequently withdrew its decision on August 7, 2018. A rehearing of the case was held on October 16, 2018 and on June 7, 2019, the Ninth Circuit overturned the July 27, 2015 Tax Court decision. In the third quarter of 2019, as a result of the Ninth Circuit decision, the Company recorded a tax expense of $18.3 million related to fiscal years 2016, 2017 and 2018. The Company's intercompany cost-sharing arrangement was terminated at the end of fiscal 2018 as part of a tax restructuring.
The Company’s effective tax rate for the nine months ended July 31, 2019 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal and California research credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and a decrease in unrecognized foreign tax benefits, partially offset by state taxes, the effect of non-deductible stock-based compensation, higher taxes on certain foreign earnings, and the impact of the Altera Ninth Circuit decision.
The Company's effective tax rate increased in the three months ended July 31, 2019 as compared to the same period in fiscal 2018, primarily due to the impact of the Altera Ninth Circuit decision. The Company's effective tax rate in the three months ended July 31, 2018 was lower primarily due to excess stock benefits.
The Company's effective tax rate decreased in the nine months ended July 31, 2019, as compared to the same period in fiscal 2018, primarily due to accounting for the effects of the Tax Act in fiscal 2018.

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
Non-U.S. Examinations

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Hungarian Administrative Court. On April 30, 2019, the Hungarian Administrative Court ("Court") ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019 and the Company filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments.

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

The Company is undergoing an audit by the HTA for fiscal years 2014 through 2018. No material assessments have been proposed in these examinations.

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
In March 2017, Siemens PLM Software (Siemens) acquired Mentor. On June 29, 2018, the Company, Siemens and Mentor settled all outstanding patent litigation between the Company and Mentor for a $65.0 million payment made from the Company to Mentor. The settlement included mutual seven-year patent cross-licenses between the Company and Siemens, and between the Company and Mentor. The Company and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of their mutual customers. The amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to Mentor under certain conditions. As of July 31, 2019, there has been no change to the status of the contingent charges.
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
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” "forecast," or the negatives of such terms, and similar expressions, are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor and electronics industries, the effects of consolidation among our customers and within the industries in which we operate, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
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
Software Integrity. This segment includes a broad portfolio of products and services such as leading testing technologies, automated analysis, and consulting experts. Beginning in fiscal 2019, we launched the Polaris Software Integrity Platform™, an integrated cloud-based solution that unites key elements to provide an even more valuable way for developers to better develop personalized approaches for open source license compliance and detect and remediate known security vulnerabilities and quality defects early in the development process, thereby minimizing risk and maximizing productivity.
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
Our results of operations for the first nine months of fiscal 2019 and 2018 included 39 weeks and 40 weeks, respectively, and ended on August 3, 2019 and August 4, 2018, respectively. The extra week in the first quarter of fiscal 2018 resulted in approximately $46 million of additional revenue, and approximately $34 million of additional expenses. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Financial Performance Summary
We adopted new revenue guidance, ASC 606, at the beginning of fiscal 2019 under the modified retrospective method which has limited the comparability of prior year results in revenue and commission expense. The comparative information for periods prior to the fiscal quarter ended January 31, 2019 has not been restated. Additional comparative information is provided in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the adoption of ASC 606 and our pro-forma financial results under ASC 605 for the three and nine months ended July 31, 2019.
The third quarter of fiscal 2019 compared to the same period of fiscal 2018:

•	Revenues were $853.0 million, an increase of $73.3 million, or 9%, primarily due to our continued growth both organically and through prior year acquisitions, as well as the adoption of ASC 606.

•
Total cost of revenue and operating expenses were $725.4 million, an increase of $9.6 million, or 1%, primarily due to increases in restructuring costs of $19.3 million and employee-related costs of $5.1 million, resulting from increases in headcount, partially offset by the Mentor Graphics Corporation (Mentor) litigation settlement in the third quarter of fiscal 2018 of $26.0 million.

•	Operating income was $127.6 million, a 99% increase of $63.6 million.
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
Results of Operations
We adopted new revenue guidance, ASC 606, at the beginning of fiscal 2019 under the modified retrospective method, which has limited the comparability of prior year results in revenue and commission expense. The comparative information for periods prior to the fiscal quarter ended January 31, 2019 has not been restated. Additional comparative information is provided in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for the adoption of ASC 606 and our pro-forma financial results under ASC 605 for the three and nine months ended July 31, 2019.
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

•
In the case of arrangements involving the sale of Hardware products, we generally have two performance obligations. The first performance obligation is to transfer the hardware product, which includes software integral to the functionality of the hardware product. The second performance obligation is to provide maintenance on the hardware and its embedded software, which includes rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The portion of the transaction price allocated to the hardware product is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. We have concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. The portion of the transaction price allocated to the maintenance obligation is recognized as revenue ratably over the maintenance term. The adoption of ASC 606 did not change the timing of revenue recognition for hardware products.

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

Software Integrity Segment

•
We sell Software Integrity products in arrangements that provide customers the right to software licenses, maintenance updates and technical support. Over the term of these arrangements, the customer expects us to provide integral maintenance updates to the software licenses, which help customers protect their own software from new critical quality defects and potential security vulnerabilities. The licenses and maintenance updates serve together to fulfill our commitment to the customer as both work together to provide the functionality to the customer and represent a combined performance obligation. We will recognize revenue for the combined performance obligation over the term of the arrangement.

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

Total Revenue

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$769.4	$708.4	$61.0	9%
Software Integrity Segment	83.6	71.3	12.3	17%
Total	$853.0	$779.7	$73.3	9%
Nine months ended
Semiconductor & System Design Segment	$2,260.3	$2,122.8	$137.5	6%
Software Integrity Segment	249.3	203.2	46.1	23%
Total	$2,509.6	$2,326.0	$183.6	8%
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
The increase in total revenue for the three and nine months ended July 31, 2019 compared to the same periods in fiscal 2018 was primarily attributable to the business growth in all product categories, and to a lesser extent, revenue recognized under new revenue standard ASC 606 was higher compared with revenue recognized under old revenue standard ASC 605. The increase for the nine-month period was partially offset by one extra week of approximately $46 million additional revenue in the first quarter of fiscal 2018.
Time-Based Products Revenue

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$537.6	$570.1	$(32.5)	(6)%
Percentage of total revenue	63%	73%
Nine months ended	$1,649.6	$1,697.8	$(48.2)	(3)%
Percentage of total revenue	66%	73%
The time-based products revenue for the three months ended July 31, 2019 compared to the same period in fiscal 2018 decreased by $32.5 million due to the impact of lower revenue recognized under ASC 606 of $55.6 million offset by an increase in TSL license revenue from arrangements booked in prior periods.
The time-based products revenue for the nine months ended July 31, 2019 compared to the same period in fiscal 2018 decreased by $48.2 million due to the impact of lower revenue recognized under ASC 606 of $158.2 million and the extra week of revenue in the first quarter of fiscal 2018, offset by an increase in TSL license revenue from arrangements booked in prior periods.

Upfront Products Revenue

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$177.6	$99.6	$78.0	78%
Percentage of total revenue	21%	13%
Nine months ended	$451.5	$291.1	$160.4	55%
Percentage of total revenue	18%	13%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2019 compared to the same periods in fiscal 2018 was primarily due to higher IP revenue recognized upfront under ASC 606 of $73.3 million and $151.1 million, respectively.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments due to customer requirements.

Maintenance and Service Revenue

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$42.3	$25.0	$17.3	69%
Professional services and other revenue	95.5	85.1	10.4	12%
Total maintenance and service revenue	$137.8	$110.1	$27.7	25%
Percentage of total revenue	16%	14%
Nine months ended
Maintenance revenue	$137.1	$74.6	$62.5	84%
Professional services and other revenue	271.5	262.5	9.0	3%
Total maintenance and service revenue	$408.6	$337.1	$71.5	21%
Percentage of total revenue	16%	14%
The increase in maintenance revenue for the three and nine months ended July 31, 2019 compared to the same periods in fiscal 2018 was primarily due to higher revenue under ASC 606 of $26.9 million and $57.7 million, respectively, and an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and nine months ended July 31, 2019 compared to the same periods in fiscal 2018 was primarily due to the timing of IP customization and consulting projects that are accounted for using the percentage of completion method. The increase for the nine-month period was offset by the impact of the extra week in the first quarter of fiscal 2018.
Cost of Revenue and Operating Expenses
Our expenses are generally impacted by changes in personnel-related costs driven by increased headcount from our overall growth, including those from acquisitions, and fixed charges such as facilities, as well as product costs due to hardware sales. We allocate certain expenses such as information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment, or acquisition) or other factors, management reviews the allocation methodology and expenses included in the allocation pool.

Cost of Revenue

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$113.5	$115.4	$(1.9)	(2)%
Cost of maintenance and service revenue	59.5	49.8	9.7	19%
Amortization of intangible assets	13.6	20.2	(6.6)	(33)%
Total	$186.6	$185.4	$1.2	1%
Percentage of total revenue	22%	24%
Nine months ended
Cost of products revenue	$346.2	$335.0	$11.2	3%
Cost of maintenance and service revenue	178.1	150.7	27.4	18%
Amortization of intangible assets	45.9	59.6	(13.7)	(23)%
Total	$570.2	$545.3	$24.9	5%
Percentage of total revenue	23%	23%
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
The increase in cost of revenue for the three months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to increases of $4.6 million in consulting costs primarily related to servicing an increased volume of IP consulting arrangements, $3.7 million in personnel-related costs as a result of headcount increases, including organic hiring and those from prior year acquisitions, and $2.4 million in functionally allocated expenses, partially offset by a decrease of $5.0 million in hardware product costs due to decreases in shipments.
The increase in cost of revenue for the nine months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to increases of $21.8 million in personnel-related costs as a result of headcount increases including organic hiring and those from prior year acquisitions, $12.8 million in consulting costs primarily related to servicing an increased volume of IP consulting arrangements, and $7.5 million in functionally allocated expenses, partially offset by one additional week of expenses of approximately $4.5 million and a $3.7 million decrease in hardware product costs due to decreases in shipments.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$284.8	$277.4	$7.4	3%
Percentage of total revenue	33%	36%
Nine months ended	$846.4	$794.0	$52.4	7%
Percentage of total revenue	34%	34%
The increase in research and development expenses for the three months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to an increase of $5.7 million in functionally allocated expenses.
The increase in research and development expenses for the nine months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to increases of $43.4 million in personnel-related costs as a result of headcount increases, including organic hiring and those from prior year acquisitions, $16.3 million in functionally allocated expenses, and $5.7 million in consultants and contractor costs, partially offset by an additional week of expenses of approximately $19.3 million in the first quarter of fiscal 2018.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$157.1	$158.0	$(0.9)	(1)%
Percentage of total revenue	18%	20%
Nine months ended	$471.7	$455.7	$16.0	4%
Percentage of total revenue	19%	20%
The decrease in sales and marketing expenses for the three months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to a decrease in marketing communications and travel of $2.2 million, partially offset by an increase in commissions expense of $1.8 million.
The increase in sales and marketing expenses for the nine months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to increases of $17.4 million in personnel-related costs as a result of headcount increases and $3.3 million in functionally allocated expenses, partially offset by an additional week of expenses of approximately $5.8 million in the first quarter of fiscal 2018.
For the three and nine months ended July 31, 2019, commission expenses were $2.7 million higher and $10.4 million lower, respectively, compared to commissions expenses under ASC 605.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended	$67.4	$84.3	$(16.9)	(20)%
Percentage of total revenue	8%	11%
Nine months ended	$165.8	$199.5	$(33.7)	(17)%
Percentage of total revenue	7%	9%
The decrease in general and administrative expenses for the three months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to a $26.0 million litigation settlement in the third quarter of fiscal 2018 and an additional $9.4 million of general and administrative expenses allocated to other functions, partially offset by a $6.6 million increase in facility costs, a $5.0 million increase in bad debt expense, and a $3.1 million increase in depreciation and maintenance expenses.
The decrease in general and administrative expenses for the nine months ended July 31, 2019 compared to the same period in fiscal 2018 was primarily due to an additional $28.7 million of general and administrative expenses allocated to other functions, a $26.0 million litigation settlement in the third quarter of fiscal 2018, legal settlements of $18.3 million in the first quarter of fiscal 2019, and an additional week of expenses of approximately $4.1 million in the first quarter of fiscal 2018. The decreases were partially offset by a $15.8 million increase in facility costs, a $11.4 million increase in depreciation and maintenance expenses, a $9.6 million increase in personnel-related costs, and a $5.7 million increase in bad debt expense.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$13.6	$20.2	$(6.6)	(33)%
Included in operating expenses	10.1	10.7	(0.6)	(6)%
Total	$23.7	$30.9	$(7.2)	(23)%
Percentage of total revenue	3%	4%
Nine months ended
Included in cost of revenue	$45.9	$59.6	$(13.7)	(23)%
Included in operating expenses	31.2	30.9	0.3	1%
Total	$77.1	$90.5	$(13.4)	(15)%
Percentage of total revenue	3%	4%
Amortization of intangible assets for the three and nine months ended July 31, 2019 compared to the same periods in fiscal 2018 decreased primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets in fiscal 2018. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
In the second quarter of fiscal 2019, our management approved, committed and initiated a restructuring plan as part of a business reorganization. Total charges under this realignment are expected to be $43 million to $65 million and consist primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP). The actual total charges will depend, in part, on the number of eligible employees to accept offers of our VRP. Payments of these restructuring charges are anticipated to be completed by the second quarter of fiscal 2020. During the three and nine months ended July 31, 2019, we incurred restructuring charges of approximately $19.3 million and $33.7 million, respectively, as part of a business realignment under both the 2019 VRP and the 2019 restructuring plan. The outstanding balance as of July 31, 2019 was $20.8 million recorded in accounts payable and accrued liabilities as payroll and related benefits.

During the nine months ended July 31, 2018, we incurred restructuring charges of approximately $1.9 million as part of a business realignment under the 2018 restructuring plan. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.
Other Income (Expense), net

	July 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.8	$1.1	$0.7	64%
Interest (expense)	(2.2)	(4.6)	2.4	(52)%
Gain (loss) on assets related to executive deferred compensation plan	4.7	8.4	(3.7)	(44)%
Foreign currency exchange gain (loss)	0.7	1.6	(0.9)	(56)%
Other, net	0.4	1.4	(1.0)	(71)%
Total	$5.4	$7.9	$(2.5)	(32)%
Nine months ended
Interest income	$5.3	$3.7	$1.6	43%
Interest (expense)	(10.6)	(11.3)	0.7	(6)%
Gain (loss) on assets related to executive deferred compensation plan	25.2	14.6	10.6	73%
Foreign currency exchange gain (loss)	3.0	1.7	1.3	76%
Other, net	0.5	3.9	(3.4)	(87)%
Total	$23.4	$12.6	$10.8	86%
Other income (expense), net, for the three months ended July 31, 2019 was lower compared to the same period in fiscal 2018, primarily due to lower gains in the market value of our executive deferred compensation plan assets. Other income (expense), net, for the nine months ended July 31, 2019 was higher compared to the same period in fiscal 2018, primarily due to higher gains in the market value of our executive deferred compensation plan assets.
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
Semiconductor & System Design Segment

	July 31,
	2019	2018	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$207.8	$169.8	$38.0	22%
Adjusted operating margin	27%	24%	3%	13%
Nine months ended
Adjusted operating income	$604.5	$564.7	$39.8	7%
Adjusted operating margin	27%	27%	—%	—%
The increase in adjusted operating income for the three and nine months ended July 31, 2019 compared to the same periods in fiscal 2018 was primarily due to higher revenue recognized under ASC 606 of $41.1 million and $45.9 million, respectively, and an increase in revenue from arrangements booked in prior periods. The increase for the nine-month period was also partially offset by approximately $12.0 million due to an additional week of operating income in the first quarter of fiscal 2018.
Software Integrity Segment

	July 31,
	2019	2018	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$8.8	$(2.0)	$10.8	(540)%
Adjusted operating margin	11%	(3)%	14%	(467)%
Nine months ended
Adjusted operating income	$22.9	$(10.7)	$33.6	(314)%
Adjusted operating margin	9%	(5)%	14%	(280)%
The increase in adjusted operating income for the three and nine months ended July 31, 2019 compared to the same periods in fiscal 2018 was primarily due to the impact of higher revenue recognized under ASC 606 of $3.5 million and $4.7 million, respectively, and an increase in revenue from arrangements booked in prior periods.
Taxes
Our effective tax rate increased in the three months ended July 31, 2019 as compared to the same period in fiscal 2018, primarily due to the impact of the Altera Ninth Circuit decision. Our effective tax rate in the three months ended July 31, 2018 was lower primarily due to excess stock benefits. Our effective tax rate decreased in the nine months ended July 31, 2019, as compared to the same period in fiscal 2018, primarily due to accounting for the effects of the Tax Act in fiscal 2018.
For further discussion of the provision for income taxes and impacts related to the Tax Act, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2019, we held an aggregate of $163.6 million in cash and cash equivalents in the United States and an aggregate of $523.2 million in our foreign subsidiaries. As a result of the Tax Act, if we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings that are made after December 31, 2017 would not be subject to further U.S. federal tax. We have provided state and foreign deferred taxes on our undistributed earnings sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2019.
Cash and Cash Equivalents

	July 31, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$686.8	$723.1	$(36.3)	(5)%
Cash and cash equivalents decreased primarily due to repayment of debt, stock repurchases, annual variable compensation payouts, and purchases of property and equipment. The decrease in cash and cash equivalents was partially offset by cash from our operations and net proceeds from our credit facilities.

Cash Flows

	Nine Months Ended July 31,
	2019	2018	$ Change
	(dollars in millions)
Cash provided by operating activities	$579.3	$293.5	$285.8
Cash used in investing activities	(118.2)	(705.9)	587.7
Cash (used in) provided by financing activities	(502.3)	109.3	(611.6)
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
Cash provided by operating activities. Cash provided by operating activities for the nine months ended July 31, 2019 was higher compared to the same period in fiscal 2018, primarily driven by higher net income and higher cash collections, partially offset by higher disbursements for operations, including vendors.
Cash used in investing activities. Cash used in investing activities for the nine months ended July 31, 2019 was lower compared to the same period in fiscal 2018, primarily due to higher cash paid for acquisitions in fiscal 2018 of $646.7 million.
Cash (used in) provided by financing activities. Cash used in financing activities for the nine months ended July 31, 2019 was higher compared to the same period in fiscal 2018, primarily due to higher debt repayments of $382.8 million and lower proceeds from credit facilities drawdowns of $422.1 million, partially offset by lower stock repurchase activities of $157.8 million.
Accounts Receivable, net

	July 31, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$457.4	$554.2	$(96.8)	(17)%
Changes in our accounts receivable balance are primarily driven by timing of customer billing, collection activities and to a lesser extent, customer receivables acquired through our acquisitions.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2019	October 31, 2018	$ Change	% Change
	(dollars in millions)
Current assets	$1,617.6	$1,543.8	$73.8	5%
Current liabilities	1,630.5	2,102.4	(471.9)	(22)%
Working capital deficit	$(12.9)	$(558.6)	$545.7	(98)%
Decreases in our working capital deficit were primarily due to a decrease in short-term debt of $327.1 million an increase in prepaid and other current assets of $221.1 million, and a decrease in accounts payable and accrued liabilities of $106.7 million, partially offset by a decrease in cash and cash equivalents of $36.3 million.
Other Commitments—Credit Facility
In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of July 31, 2019, we had $18.4 million outstanding under the agreement.

On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, to provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2019, we were in compliance with all financial covenants.
As of July 31, 2019, we had $123.5 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $106.9 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2019	$3,750
2020	17,813
2021	27,187
2022	75,000
Total	$123,750
As of October 31, 2018, we had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities, and $330.0 million outstanding balance under the Revolver.
There was no outstanding balance of the Revolver as of July 31, 2019. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2019, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of July 31, 2019, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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

Contractual Obligations
The following table summarizes our contractual obligations as of July 31, 2019:

	Total	Remainder of Fiscal 2019	Fiscal 2020/ Fiscal 2021	Fiscal 2022/ Fiscal 2023	Thereafter	Other
	(in thousands)
Operating Leases	$514,543	$15,079	$123,793	$90,294	$285,377
Purchase Obligations(1)	447,026	215,371	224,483	7,172
Other Obligations(2)	125,469	3,744	46,725	75,000
Long term accrued income taxes(3)	27,847	—	396	396	1,485	25,570
Total	$1,114,885	$234,194	$395,397	$172,862	$286,862	$25,570

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business as of July 31, 2019. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, Revolver, a credit facility, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits and transition tax liability as of July 31, 2019. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2019 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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
As of July 31, 2019, our exposure to market risk has not changed materially since October 31, 2018. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the SEC on December 17, 2018.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of July 31, 2019, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2019, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. On November 4, 2018, Synopsys implemented new and modified existing internal controls for the adoption of the new revenue recognition accounting standard, ASC 606. There were no additional changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Hungarian Administrative Court ("Court") ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments.
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
While the global economy has generally shown improvement in recent years, there are still uncertainties surrounding the prospects for growth in many regions. Uncertainty caused by challenging global economic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts.
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
For example, beginning in May 2019, the United States government placed certain entities on the “Entity List,” restricting the sale of U.S. technologies to the named entities. As a result of this government action, we are not able to book new business with these entities, and revenue associated with these entities is put “on hold” until either the contract expires, or the restriction is lifted. In response to that action or similar actions taken by the United States, other countries may adopt tariffs and trade barriers that could limit our ability to offer our products and services. Current and potential customers who are concerned or affected by such tariffs or restrictions may respond by developing their own products or replacing our solutions, which would have an adverse effect on our business. Additionally, further political uncertainty surrounding international trade disputes could have a negative impact on consumer confidence and spending, which could adversely impact our business operations.
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

The FASB periodically issues new accounting standards on a variety of topics, including, for example, revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 2 under the heading "Summary of Significant Accounting Policies" and Note 16 under the heading "Effect of New Accounting Pronouncements" in the Notes to Unaudited Condensed Consolidated Financial Statements. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results. For example, the new revenue recognition standard became applicable to us at the beginning of fiscal 2019 and could lead to increased volatility in our total revenue, as some of our revenue may be recognized in different periods and with less predictability than is the case under current accounting standards.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. The applicability and impact of these new tax provisions is dependent in part on changes to our tax structure that were implemented in response to the Tax Act at the end of fiscal 2018. The net impact of such changes is uncertain, and could adversely affect our tax rate and cash flow in future years. Since the beginning of fiscal 2019, the U.S. Treasury Department has issued proposed regulations that, if finalized as written, would have a material impact on our ability to claim certain tax benefits related to the Tax Act. While the Company continues to evaluate the potential impact on its estimated annual tax rate, certain of these regulations have not been finalized and are subject to change. As additional regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position.
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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme

Court on July 5, 2019. For further discussion of the Hungary audit, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Non-U.S. Examinations."
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
As of July 31, 2019, approximately 76% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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

In June 2019, the Company entered into an accelerated share repurchase agreement (the June 2019 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the June 2019 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million will be settled in August 2019. Total shares repurchased under the June 2019 ASR were approximately $0.8 million shares, at an average purchase price of $130.23 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2019:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
May 5, 2019 through June 8, 2019	97,601	$204.92	97,601	$195,815,184
Month #2
June 9, 2019 through July 6, 2019	677,679	$118.05	677,679	$500,000,000
Month #3
July 7, 2019 through August 3, 2019	—	$—	—	$500,000,000
Total	775,280	$128.99	775,280	$500,000,000

(1)	As of July 31, 2019, $500.0 million remained available for future repurchases under the program.
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/17/2018
4.1	Specimen Common Stock Certificate(P)	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1
Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: August 26, 2019	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)