Form 10-Q
period 2020-01-31
SYNOPSYS INC
filed 2020-02-21
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 19, 2020, there were 150,227,140 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2020	October 31, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$700,356	$728,597
Accounts receivable, net	799,078	553,895
Inventories	148,057	141,518
Income taxes receivable and prepaid taxes	21,947	24,855
Prepaid and other current assets	281,991	290,052
Total current assets	1,951,429	1,738,917
Property and equipment, net	457,527	429,532
Operating lease right-of-use assets, net	460,137	—
Goodwill	3,231,592	3,171,179
Intangible assets, net	282,145	279,374
Long-term prepaid taxes	15,515	15,503
Deferred income taxes	407,482	390,129
Other long-term assets	397,076	380,526
Total assets	$7,202,903	$6,405,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$355,352	$506,459
Operating lease liabilities, current	68,274	—
Accrued income taxes	18,807	15,904
Deferred revenue	1,404,729	1,212,476
Short-term debt	208,576	17,614
Total current liabilities	2,055,738	1,752,453
Operating lease liabilities, non-current	459,152	—
Long-term accrued income taxes	29,884	29,911
Long-term deferred revenue	96,712	90,102
Long-term debt	122,516	120,093
Other long-term liabilities	284,211	323,725
Total liabilities	3,048,213	2,316,284
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 150,202 and 150,331 shares outstanding, respectively	1,502	1,503
Capital in excess of par value	1,626,783	1,635,455
Retained earnings	3,268,205	3,164,144
Treasury stock, at cost: 7,059 and 6,930 shares, respectively	(664,352)	(625,642)
Accumulated other comprehensive income (loss)	(83,311)	(92,447)
Total Synopsys stockholders’ equity	4,148,827	4,083,013
Non-controlling interest	5,863	5,863
Total stockholders’ equity	4,154,690	4,088,876
Total liabilities and stockholders’ equity	$7,202,903	$6,405,160

*	Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2020	2019
Revenue:
Time-based products	$556,439	$553,716
Upfront products	150,721	130,513
Maintenance and service	127,221	136,172
Total revenue	834,381	820,401
Cost of revenue:
Products	117,784	116,620
Maintenance and service	61,915	58,829
Amortization of intangible assets	13,169	17,443
Total cost of revenue	192,868	192,892
Gross margin	641,513	627,509
Operating expenses:
Research and development	314,283	271,326
Sales and marketing	152,855	155,959
General and administrative	68,744	42,061
Amortization of intangible assets	9,364	10,784
Restructuring charges	8,751	(35)
Total operating expenses	553,997	480,095
Operating income	87,516	147,414
Other income (expense), net	12,057	(359)
Income before income taxes	99,573	147,055
Provision (benefit) for income taxes	(4,488)	(6,459)
Net income	$104,061	$153,514
Net income per share:
Basic	$0.69	$1.03
Diluted	$0.67	$1.01
Shares used in computing per share amounts:
Basic	150,244	149,288
Diluted	154,504	152,661
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2020	2019
Net income	$104,061	$153,514
Other comprehensive income (loss):
Change in foreign currency translation adjustment	6,962	5,383
Cash flow hedges:
Deferred gains (losses), net of tax of $(417) and $(1,591), respectively	1,652	5,467
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(97) and $(1,236), respectively	522	4,475
Other comprehensive income (loss), net of tax effects	9,136	15,325
Comprehensive income	$113,197	$168,839
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2019	150,331	$1,503	$1,635,455	$3,164,144	$(625,642)	$(92,447)	$4,083,013	$5,863	$4,088,876
Net income				104,061			104,061		104,061
Other comprehensive income (loss), net of tax effects						9,136	9,136		9,136
Purchases of treasury stock	(579)	(6)	6		(80,000)		(80,000)		(80,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	450	5	(40,561)		41,290		734		734
Stock-based compensation			51,883				51,883		51,883
Balance at January 31, 2020	150,202	$1,502	$1,626,783	$3,268,205	$(664,352)	$(83,311)	$4,148,827	$5,863	$4,154,690

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015
Net income				153,514			153,514		153,514
Retained earnings adjustment due to adoption of accounting standards related to revenue(1)				257,594			257,594		257,594
Retained earnings adjustment due to adoption of an accounting standard related to income taxes(2)				(130,544)			(130,544)		(130,544)
Other comprehensive income (loss), net of tax effects						15,325	15,325		15,325
Purchases of treasury stock	(346)	(3)	3		(29,185)		(29,185)		(29,185)
Common stock issued, net of shares withheld for employee taxes	357	3	(27,736)	(3,342)	26,755		(4,320)		(4,320)
Stock-based compensation			37,266				37,266		37,266
Balance at January 31, 2019	149,276	$1,493	$1,654,363	$2,820,910	$(600,112)	$(97,852)	$3,778,802	$5,863	$3,784,665

(1)
See Note 2. Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended October 31, 2019 for additional information on the retained earnings adjustment due to adoption of Accounting Standards Codification (ASC) 606 and ASC 340, "Other Assets and Deferred Costs".

(2)
See Note 11. Income Taxes in the Company's Annual Report on Form 10-K for the year ended October 31, 2019 for additional information on the retained earnings adjustment due to adoption of Accounting Standard Update (ASU) 2016-16.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net income	$104,061	$153,514
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	52,232	51,830
Reduction of operating lease right-of-use assets	23,201	—
Amortization of capitalized costs to obtain revenue contracts	13,762	12,793
Stock-based compensation	51,883	38,460
Allowance for doubtful accounts	4,861	1,500
Deferred income taxes	(17,694)	(6,215)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(246,364)	(209,049)
Inventories	(5,302)	(15,827)
Prepaid and other current assets	8,697	(10,027)
Other long-term assets	(27,732)	(49,403)
Accounts payable and accrued liabilities	(132,814)	(219,099)
Operating lease liabilities	(20,979)	—
Income taxes	5,039	(41,985)
Deferred revenue	196,969	149,489
Net cash provided by (used in) operating activities	9,820	(144,019)
Cash flows from investing activities:
Purchases of long-term investments	(2,500)	—
Purchases of property and equipment	(54,605)	(29,007)
Cash paid for acquisitions and intangible assets, net of cash acquired	(75,388)	—
Capitalization of software development costs	(1,065)	(737)
Net cash used in investing activities	(133,558)	(29,744)
Cash flows from financing activities:
Proceeds from credit facilities	196,490	185,080
Repayment of debt	(3,750)	(112,812)
Issuances of common stock	14,982	6,358
Payments for taxes related to net share settlement of equity awards	(14,242)	(10,593)
Purchase of equity forward contract	(20,000)	—
Purchases of treasury stock	(80,000)	(29,185)
Other	—	(762)
Net cash provided by financing activities	93,480	38,086
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,013	4,882
Net change in cash, cash equivalents and restricted cash	(28,245)	(130,795)
Cash, cash equivalents and restricted cash, beginning of year	730,527	725,001
Cash, cash equivalents and restricted cash, end of period	$702,282	$594,206
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
Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income, stockholders' equity and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2019 as filed with the SEC on December 20, 2019.
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
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2020 and 2019 are both 52-week years. Fiscal 2020 will end on October 31, 2020. Fiscal 2019 ended on November 2, 2019. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)," which supersedes the previous lease requirements in Topic 840. Topic 842 was subsequently amended by several ASUs. The new guidance requires a lessee to recognize a right-of-use (ROU) asset and a lease liability for most operating leases in the consolidated balance sheets. These ASUs also made minor changes to lessor accounting and aligns key aspects of the lessor accounting model with the new revenue recognition guidance. The new standard did not have a material impact on the unaudited condensed consolidated financial statements for arrangements in which the Company is the lessor.
The Company adopted Topic 842 at the beginning of fiscal 2020 using the modified retrospective method without restatement of comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the carryforward of historical assessments about (1) lease classification, (2) whether a contract is or contains a lease, and (3) which costs qualify as initial direct costs for leases that existed prior to the adoption. The Company did not elect either the use of hindsight or land easements practical expedients available in transition.
The adoption of the standard did not have an impact on the Company’s beginning retained earnings, results of operations, or cash flows. The operating lease liabilities equaled the present value of the remaining Topic 840 minimum rental payments for those leases, discounted at the Company’s incremental borrowing rate as of the date of adoption. The ROU assets were measured at the amount of the related lease liabilities plus any prepaid rental payments and less any unamortized lease incentives such as tenant improvement allowances. The Company recognized ROU assets of $475 million and operating lease liabilities of $540 million on the unaudited condensed consolidated balance sheets.
After adoption, the Company determines if a contract is or contains a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. Lease liabilities for operating and finance leases are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease terms. ROU assets are derived from the carrying amount of the related lease liability plus any prepaid lease payments, less any lease incentives such as tenant improvement allowances. The Company primarily uses its incremental borrowing rate, determined as of the lease commencement date, to measure the present value of its future lease payments, as the rate implicit in the lease is generally not readily determinable. The Company uses a benchmark senior unsecured yield curve for debt instruments and considers specific credit quality, market conditions, tenor of lease arrangements, and quality of collateral to determine the incremental borrowing rate.
Operating lease expense is recognized on a straight-line basis over the lease term of each lease. Variable payments, such as for maintenance, property taxes or insurance, are recognized on our unaudited condensed consolidated statements of operations as incurred.
The Company has adopted both (1) the practical expedient to not separate lease from non-lease components and (2) the short-term lease exemption. The Company has elected the practical expedient to not separate lease from non-lease components for all classes of underlying assets and the short-term lease exemption for all classes of underlying assets except real estate leases, with terms 12 months or less.
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC 606), "Revenue from Contracts with Customers," which the Company adopted in fiscal 2019. See Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 for revenue recognition policies under the new revenue guidance ASC 606.
Note 3. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended January 31,
	2020	2019
EDA	59%	61%
IP & System Integration	31%	29%
Software Integrity Products & Services	10%	10%
Total	100%	100%

Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the unaudited condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional.

Contract balances are as follows:

	As of
	January 31, 2020	October 31, 2019
	(in thousands)
Contract assets	205,635	210,557
Unbilled receivables	38,943	38,175
Deferred revenue	1,501,441	1,302,578

During the three months ended January 31, 2020 and 2019, the Company recognized $504.5 million and $487.1 million, respectively, of revenue that were included in the deferred revenue balance at the beginning of the period.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.4 billion as of January 31, 2020, which includes $523.6 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months are approximately 56%, with the remainder recognized thereafter.
During the three months ended January 31, 2020 and 2019, the Company recognized $17.9 million and $18.9 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of January 31, 2020 were $84.1 million and are included in other assets in the Company’s unaudited condensed consolidated balance sheets. Amortization of these assets was $13.8 million and $12.8 million during the three months ended January 31, 2020 and 2019, respectively, and are included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.
Note 4. Business Combinations
During the first quarter of fiscal 2020, the Company completed several acquisitions for an aggregate cash consideration of $79.8 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company's unaudited condensed consolidated statements of operations. The preliminary purchase allocations are $25.2 million of identifiable intangible assets and $56.2 million in goodwill of which $12.9 million is attributable to the Software Integrity reporting segment. The fair value of these intangible assets and goodwill are estimated using the income method.
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
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the three months ended January 31, 2020 were as follows:

Total

Balance at October 31, 2019	$3,171,179
Additions	56,197
Effect of foreign currency translation	4,216
Balance at January 31, 2020	$3,231,592

Intangible Assets
In-process research and development (IPR&D) as of January 31, 2020 consisted of acquired projects that, if completed, will be reclassified to core/developed technology upon completion, or if abandoned, will be written off. Intangible assets as of January 31, 2020 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$814,173	$667,437	$146,736
Customer relationships	359,360	250,630	108,730
Contract rights intangible	186,228	181,998	4,230
Trademarks and trade names	42,929	26,358	16,571
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	41,142	36,464	4,678
Total	$1,445,032	$1,162,887	$282,145

Intangible assets as of October 31, 2019 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$791,647	$655,119	$136,528
Customer relationships	358,661	242,058	116,603
Contract rights intangible	184,304	181,124	3,180
Trademarks and trade names	42,929	25,581	17,348
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	40,077	35,562	4,515
Total	$1,418,818	$1,139,444	$279,374

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Core/developed technology	$12,318	$16,359
Customer relationships	8,562	9,580
Contract rights intangible	875	1,116
Trademarks and trade names	778	1,172
Capitalized software development costs(1)	901	772
Total	$23,434	$28,999

(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets as of January 31, 2020:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$65,979
2021	66,960
2022	53,030
2023	37,793
2024	27,821
2025 and thereafter	29,362
IPR&D	1,200
Total	$282,145

Note 6. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of January 31, 2020, the balances of the Company's cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$133,683	$—	$—	$—	$133,683
Total:	$133,683	$—	$—	$—	$133,683

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
As of October 31, 2019, the balances of the Company's cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$166,024	$—	$—	$—	$166,024
Total:	$166,024	$—	$—	$—	$166,024

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
Restricted cash. The Company includes amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. All restricted cash is primarily associated with office leases and has no material impact on the Company’s unaudited condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	January 31, 2020	October 31, 2019
	(in thousands)
Cash and cash equivalents	$700,356	$728,597
Restricted cash included in Prepaid expenses and other current assets	1,170	1,174
Restricted cash included in Other long-term assets	756	756
Total cash, cash equivalents and restricted cash	$702,282	$730,527

Non-marketable equity securities. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately held companies. The investments that the Company have less than 20% equity interests or do not have the ability to exercise significant influence are accounted using the measurement alternative when the fair value of the investment is not readily determinable. Securities accounted for as equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. The cost basis of securities sold is based on the specific identification method. See Note 7. Fair Value Measures.
Derivatives.

In the first quarter of 2020, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amends the hedge accounting recognition and presentation requirements of ASC 815. Pursuant to the provisions of ASU 2017-12, the Company is not required to separately measure and report hedge ineffectiveness, which was previously recorded in Other income (expense), net in our unaudited condensed consolidated statements of operations. Also, prior to the adoption of ASU 2017-12, the forward point components of the Cash Flow hedges were excluded from assessing effectiveness of the hedging relationship and were recorded on the unaudited condensed consolidated statements of operations in other income (expense), net. Upon adoption of ASU 2017-12, the Company presents the related earning impact of the Cash Flow hedges in the same income statement section as the hedged items. Also, adoption of the guidance did not impact opening retained earnings or have a material impact on our financial statements.
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
The duration of forward contracts ranges from approximately one month to 22 months, the majority of which are short-term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. In addition, the Company mitigates credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipates continued performance by all counterparties to such agreements.
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the unaudited condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts will be included in “Net cash provided by operating activities” in the unaudited condensed consolidated statements of cash flows.

Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 22 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. The Company expects a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next 12 months.

The Company did not have any gains or losses related to discontinuation of cash flow hedges during the quarters ended January 31, 2020 and 2019.

Prior to adoption of ASU 2017-12, hedge effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income (expense), net. For the three months ended January 31, 2020 and 2019, the amounts recognized in other income (expense) for ineffectiveness and excluded component was immaterial.

Upon adoption of ASU 2017-12, the Company elected to use the forward method to measure hedge effectiveness for its Japanese yen revenue and foreign currency expense cash flow hedges. The Company did not change the process for its backlog cash flow hedges and continues to measure hedging effectiveness on a monthly basis.
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
The effects of the non-designated derivative instruments on the Company's unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Gain (loss) recorded in other income (expense), net	$245	$(1,900)

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	January 31, 2020	October 31, 2019
	(in thousands)
Total gross notional amount	$707,661	$817,441
Net fair value	$6,038	$3,494

The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following table represents the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at January 31, 2020
Other current assets	$8,336	$248
Accrued liabilities	$2,448	$99
Balance at October 31, 2019
Other current assets	$7,327	$53
Accrued liabilities	$3,715	$171

The following table represents the unaudited condensed consolidated statements of operations location in Revenue/Deferred Revenue and Operating Expenses and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2020
Foreign exchange contracts	Revenue	$1,080	Revenue	$(89)
Foreign exchange contracts	Operating expenses	571	Operating expenses	(433)
Total		$1,651		$(522)
Three months ended January 31, 2019
Foreign exchange contracts	Revenue	$(1,208)	Revenue	$164
Foreign exchange contracts	Operating expenses	6,675	Operating expenses	(4,639)
Total		$5,467		$(4,475)

Note 7. Fair Value Measures
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
The Company’s borrowings under its credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 9. Credit and Term Loan Facilities for more information on these borrowings.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2020:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$133,683	$133,683	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	8,584	—	8,584	—
Other long-term assets:
Deferred compensation plan assets	265,660	265,660	—	—
Total assets	$407,927	$399,343	$8,584	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,547	$—	$2,547	$—
Other long-term liabilities:
Deferred compensation plan liabilities	265,653	265,653	—	—
Total liabilities	$268,200	$265,653	$2,547	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2019:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$166,024	$166,024	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	7,380	—	7,380	—
Other long-term assets:
Deferred compensation plan assets	249,822	249,822	—	—
Total assets	$423,226	$415,846	$7,380	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,886	$—	$3,886	$—
Other long-term liabilities:
Deferred compensation plan liabilities	249,822	249,822	—	—
Total liabilities	$253,708	$249,822	$3,886	$—

Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Equity investments in privately-held companies, also called non-marketable equity securities, are accounted for using either the alternative method or equity method of accounting.
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
The Company recognized immaterial impairment during the three months ended January 31, 2020. The Company did not recognize any impairment during the three months ended January 31, 2019.
Note 8. Liabilities and Restructuring Charges
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
During the three months ended January 31, 2020, the Company incurred restructuring charges of approximately $8.8 million for involuntary employee termination actions and the VRP. These charges consisted primarily of severance, termination, and retirement benefits. During the three months ended January 31, 2020, the Company made payments of $6.1 million related to the 2019 employee termination actions. As of January 31, 2020, $25.3 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets. The remaining balance will be paid in fiscal 2020.

During the three months ended January 31, 2019, the Company did not incur any restructuring charges and made payments of $6.8 million related to the 2018 employee termination actions. As of January 31, 2019, $1.3 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets. The majority of the remaining balance related to the 2018 employee termination actions was paid off in fiscal 2019. As of October 31, 2019, $22.6 million related to the 2019 employee termination actions remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets.
Accounts payable and accrued liabilities consist of:

	As of
	January 31, 2020	October 31, 2019
	(in thousands)
Payroll and related benefits	$266,282	$417,157
Other accrued liabilities	62,491	69,487
Accounts payable	26,579	19,815
Total	$355,352	$506,459

Other long-term liabilities consist of:

	As of
	January 31, 2020	October 31, 2019
	(in thousands)
Deferred compensation liability	$265,653	$249,822
Other long-term liabilities	18,558	73,903
Total	$284,211	$323,725

Note 9. Credit and Term Loan Facilities
In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of January 31, 2020, the Company had $25.0 million outstanding under the agreement.
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2020, the Company was in compliance with all financial covenants.
As of January 31, 2020, the Company had $116.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $97.5 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$14,063
2021	27,187
2022	75,000
Total	$116,250

As of October 31, 2019, the Company had $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities. There was no outstanding balance under the Revolver as of October 31, 2019.
There was $190.0 million outstanding balance under the Revolver as of January 31, 2020. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 10. Leases
Leases
The Company has operating lease arrangements for office space, data center, equipment and other corporate assets. These leases have various expiration dates through October 31, 2031, some of which include options to extend the leases for up to 10 years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments.
The components of the Company's lease expense during the period presented are as follows:

Three Months Ended January 31,
2020
(in thousands)
Operating lease expense	$23,201
Variable lease expense (1)	942
Total lease expense	$24,143
(1) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

Three Months Ended January 31,
2020
(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$16,204
ROU assets obtained in exchange for operating lease liabilities	4,775

Lease term and discount rate information related to the Company's operating leases as of the end of the period presented are as follows:

January 31, 2020
Weighted-average remaining lease term (in years)	9.16
Weighted-average discount rate	2.58%

The following represents the maturities of the Company's future lease payments due under operating leases as of January 31, 2020:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2020	$58,228
2021	78,445
2022	68,128
2023	52,472
2024	48,699
Thereafter	292,350
Total future minimum lease payments	598,322
Less: Imputed interest	70,896
Total lease liabilities	$527,426

As of January 31, 2020, the Company has additional operating leases for facilities that have not yet commenced with future undiscounted lease payments of $3.2 million. These operating leases will commence between February 1, 2020 and August 31, 2025, with lease terms between 2 years and 6 years.
As of October 31, 2019, the future minimum lease payments due under non-cancellable operating leases were as follows:

Minimum Lease Payments(1)
(in thousands)
Fiscal year
2020	$79,286
2021	79,703
2022	69,477
2023	53,909
2024	48,730
Thereafter	291,494
Total	$622,599
(1) Amounts based on Topic 840, Leases.
Note 11. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	January 31, 2020	October 31, 2019
	(in thousands)
Cumulative currency translation adjustments	$(80,967)	$(87,929)
Unrealized gain (loss) on derivative instruments, net of taxes	(2,344)	(4,518)
Total accumulated other comprehensive income (loss)	$(83,311)	$(92,447)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(89)	$164
Operating expenses	(433)	(4,639)
Total reclassifications into net income	$(522)	$(4,475)

Note 12. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 14, 2019. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means, including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2020, $300.0 million remained available for future repurchases under the program.
In December 2019, the Company entered into an accelerated share repurchase agreement (the December 2019 ASR) to repurchase an aggregate of $100.0 million of the Company's common stock. Pursuant to the December 2019 ASR, the Company made a prepayment of $100.0 million to receive initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million is anticipated to be settled on or before February 27, 2020, upon completion of the repurchase. Under the terms of the December 2019 ASR, the specific number of shares that the Company will ultimately repurchase will be based on the volume-weighted average share price of the Company's common stock during the repurchase period, less a discount.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Total shares repurchased	579	346
Total cost of the repurchased shares	$80,000	$29,185
Reissuance of treasury stock	450	357

Note 13. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Cost of products	$5,580	$4,126
Cost of maintenance and service	2,032	1,459
Research and development expense	26,209	18,304
Sales and marketing expense	8,894	7,272
General and administrative expense	9,168	7,299
Stock-based compensation expense before taxes	51,883	38,460
Income tax benefit	(8,924)	(6,449)
Stock-based compensation expense after taxes	$42,959	$32,011

As of January 31, 2020, the Company had $467.1 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted-average period of 2.6 years. As of January 31, 2020, the Company had $29.5 million of total unrecognized stock-based compensation expense relating to the ESPP, which is expected to be recognized over a period of 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Intrinsic value of awards exercised	$24,398	$8,152

Note 14. Net Income Per Share
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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$104,061	$153,514
Denominator:
Weighted average common shares for basic net income per share	150,244	149,288
Dilutive effect of common share equivalents from equity-based compensation	4,260	3,373
Weighted average common shares for diluted net income per share	154,504	152,661
Net income per share:
Basic	$0.69	$1.03
Diluted	$0.67	$1.01
Anti-dilutive employee stock-based awards excluded(1)	414	1,601

(1)
These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 15. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Makers (CODMs) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are its two Co-Chief Executive Officers.
The Company has two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and other associated revenue categories, and (2) Software Integrity, which includes a comprehensive solution for building integrity—security, quality and compliance testing—into the customers’ software development lifecycle and supply chain.
The financial information provided to and used by the CODMs to assist in making operational decisions, allocating resources, and assessing performance reflects consolidated financial information as well as revenue, adjusted operating income, and adjusted operating margin information for the Semiconductor & System Design and Software Integrity segments, accompanied by disaggregated information relating to revenue by geographic region.

Information by reportable segment was as follows:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Total Segments:
Revenue	$834,381	$820,401
Adjusted operating income	186,933	200,952
Adjusted operating margin	22%	24%
Semiconductor & System Design:
Revenue	$748,744	$737,906
Adjusted operating income	178,851	195,317
Adjusted operating margin	24%	26%
Software Integrity:
Revenue	$85,637	$82,495
Adjusted operating income	8,082	5,635
Adjusted operating margin	9%	7%

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

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Total segment adjusted operating income	$186,933	$200,952
Reconciling items:
Amortization of intangible expense	(22,533)	(28,227)
Stock-based compensation expense	(51,883)	(38,460)
Other	(25,001)	13,149
Total operating income	$87,516	$147,414

The CODMs do not use total assets by segment to evaluate segment performance or allocate resources. As a result, total assets by segment are not required to be disclosed.
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to the Company’s products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Revenue:
United States	$408,489	$407,799
Europe	94,370	83,886
Korea	89,515	102,668
Japan	72,228	65,073
Asia Pacific and Other	169,779	160,975
Consolidated	$834,381	$820,401

Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.

No customer, including its subsidiaries, accounted for greater than 10% of the Company's total revenue for the three months ended January 31, 2020. One customer, including its subsidiaries, accounted for greater than 10% of the Company's total revenue for the three months ended January 31, 2019.
Note 16. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Interest income	$1,478	$1,565
Interest expense	(1,603)	(4,554)
Gain (loss) on assets related to deferred compensation plan	12,473	4,289
Foreign currency exchange gain (loss)	93	(416)
Other, net	(384)	(1,243)
Total	$12,057	$(359)

Note 17. Income Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2020	2019
	(in thousands)
Income before income taxes	$99,573	$147,055
Provision (benefit) for income taxes	$(4,488)	$(6,459)
Effective tax rate	(4.5)%	(4.4)%

Beginning in the Company's fiscal 2019, the annual statutory federal corporate tax rate is 21%.
The Company’s effective tax rate for the three months ended January 31, 2020 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal and California tax research credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and the realizability of U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
The Company's effective tax rate for the three months ended January 31, 2020 is primarily due to the realizability of U.S. foreign tax credits and excess tax benefits from stock based compensation. The Company's effective tax rate for the three months ended January 31, 2019 is primarily due to the benefit resulting from a decrease in unrecognized foreign tax benefits.
The U.S. Treasury Department has issued proposed regulations that could impact the calculation of taxes related to these provisions. While the Company continues to evaluate the potential impact on its estimated annual tax rate, certain regulations have not been finalized and are subject to change.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $52 million.
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
Non-U.S. Examinations
Hungarian Tax Authority
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Court. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019 and the Company filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. As of January 31, 2020, the Hungarian Supreme Court has not set a hearing date.
The Company is undergoing an audit by the HTA for fiscal years 2014 through 2018. No material assessment has been concluded in this examination.
National Taxation Bureau of Taipei
In the first quarter of fiscal 2019, the Company reached final settlement with the National Taxation Bureau of Taipei for fiscal year 2017 and recognized $5.5 million in previously unrecognized tax benefits.
The Company is also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Note 18. Contingencies
Legal Proceedings
The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, the Company accrues a liability for the estimated loss. Legal proceedings are inherently uncertain and, as circumstances change, it is possible that the amount of any accrued liability may increase, decrease, or be eliminated.
The Company has determined that, except as set forth below, no disclosure of estimated loss is required for a claim against the Company because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (2) a reasonably possible loss or range of loss cannot be estimated; or (3) such estimate is immaterial.
Legal Settlement

There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (the Annual Report). See Note 7. Commitments and Contingencies of the Annual Report for further information.
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
In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of its business, including with tax and other governmental authorities. See Note 17. Income Taxes for a description of certain of these other matters.
Note 19. Effect of New Accounting Pronouncements
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
The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as filed with the SEC on December 20, 2019.
Overview
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
Despite global economic uncertainty, we have consistently grown our revenue since 2005. We achieved these results because of our solid execution, leading technologies and strong customer relationships. We recognize our revenue for the software licenses over the arrangement period, which typically approximates three years. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for discussion on our revenue recognition policy. Time-based revenue consists of time-based products, maintenance and service revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software security and quality market. As we continue to expand our product portfolio and our total addressable market, for instance in the software security and quality space, we expect to experience increased variability in our total revenue. In addition, due to our adoption of ASC 606 in the beginning of fiscal 2019, the way in which we are required to account for certain types of arrangements has increased the variability in our total revenue from period to period. Nevertheless, the accounting impact has not affected our cash generated from our business. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
Business Segments
The CODMs regularly review disaggregated information for the following two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and other associated revenue categories, and (2) Software Integrity, which includes a comprehensive solution for building integrity—security, quality and compliance testing—into our customers’ software development lifecycle and supply chain.
Semiconductor & System Design. This segment includes our advanced silicon design, verification products and services, and semiconductor IP portfolio, which encompasses products and services that serve companies primarily in the semiconductor and electronics industries. EDA includes digital, custom and Field Programmable Gate Array (FPGA) IC design software, verification products, and manufacturing software products. Designers use these products to automate the highly complex IC design process and to reduce defects that could lead to expensive design or manufacturing re-spins or suboptimal end products. For IP, we are a leading provider of high-quality, silicon-proven IP solutions for system-on-chips (SoCs). This includes IP that has been optimized to address specific application requirements for the mobile, automotive, digital home, internet of things, and cloud computing markets, enabling designers to quickly develop SoCs in these areas.
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
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2020 and 2019 are 52-week years ending on October 31, 2020 and November 2, 2019, respectively.
Our results of operations for the first three months of fiscal 2020 and 2019 ended on February 1, 2020 and February 2, 2019, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
Financial Performance Summary

In the first quarter of fiscal 2020 compared to the same period of fiscal 2019, our financial performance reflects the following:

•	Revenues were $834.4 million, an increase of $14.0 million, primarily due to our continued growth organically.

•
Total cost of revenue and operating expenses were $746.9 million, an increase of $73.9 million, primarily due to increases in employee-related costs of $40.6 million resulting from increases in headcount and restructuring costs of $8.8 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial results under Results of Operations below are based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for further information on our significant accounting policies.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Valuation of business combinations; and

•	Income taxes.
See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended October 31, 2019 for further information.
Results of Operations
Revenue
Our revenues are generated from two business segments: the Semiconductor & System Design segment and the Software Integrity segment. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our reportable segments and revenue by geographic regions.
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
Total Revenue

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$748.8	$737.9	$10.9	1%
Software Integrity Segment	85.6	82.5	3.1	4%
Total	$834.4	$820.4	$14.0	2%
The overall growth of our business has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements including the timing and value of contract renewals. For example, we experience fluctuations in our revenue due to factors such as the timing of IP product sales, consulting projects, FSA drawdowns, royalties, and hardware sales. As revenue from IP products sales and hardware sales are recognized upfront, customer demand and timing requirements for such IP products and hardware have resulted in increased variability of our total revenue.

The increase in total revenue for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily attributable to the continued organic growth of the business in all product categories.
See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of revenue by geographic areas.
Time-Based Products Revenue

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$556.4	$553.7	$2.7	—%
Percentage of total revenue	67%	67%

The revenue in time-based products remained relatively flat for the three months ended January 31, 2020 compared to the same period in fiscal 2019. The slight increase was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.
Upfront Products Revenue

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$150.7	$130.5	$20.2	15%
Percentage of total revenue	18%	16%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to an increase in the sale of IP products driven by higher demand from customers. The increase was partially offset by a decrease in the sale of hardware products driven by timing of customer requirements.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$40.2	$55.5	$(15.3)	(28)%
Professional services and other revenue	87.0	80.7	6.3	8%
Total	$127.2	$136.2	$(9.0)	(7)%
Percentage of total revenue	15%	17%
The decrease in maintenance revenue for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to a decrease in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to the timing of IP consulting projects.

Cost of Revenue

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$117.8	$116.6	$1.2	1%
Cost of maintenance and service revenue	61.9	58.8	3.1	5%
Amortization of intangible assets	13.2	17.5	(4.3)	(25)%
Total	$192.9	$192.9	$—	—%
Percentage of total revenue	23%	24%
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
Cost of revenue for the three months ended January 31, 2020 remained relatively flat compared to the same period in fiscal 2019, primarily due to increases of $6.5 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, $2.1 million in depreciation and maintenance expenses, $1.9 million in facility expenses, and $1.6 million in consulting costs primarily related to servicing IP consulting arrangements, partially offset by decreases of $7.5 million in hardware costs and $4.3 million in amortization of intangible assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$314.3	$271.3	$43.0	16%
Percentage of total revenue	38%	33%
The increase in research and development expenses for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to increases of $31.0 million in personnel-related costs as a result of headcount increases, $7.4 million in facility expenses, and $1.8 million in consultants and contractor costs.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.

Sales and Marketing

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$152.9	$156.0	$(3.1)	(2)%
Percentage of total revenue	18%	19%
The decrease in sales and marketing expenses for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to decreases of $2.2 million in personnel-related costs as a result of a decrease in sales commissions and bonus and $1.9 million in travel and marketing communication expenses, partially offset by an increase of $1.0 million in facility expenses.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$68.7	$42.1	$26.6	63%
Percentage of total revenue	8%	5%
The increase in general and administrative expenses for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to a legal settlement of $18.3 million in our favor in the first quarter of fiscal 2019, and increases of $5.3 million in personnel-related costs and $4.5 million in depreciation and maintenance expenses.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$13.2	$17.4	$(4.2)	(24)%
Included in operating expenses	9.4	10.8	(1.4)	(13)%
Total	$22.6	$28.2	$(5.6)	(20)%
Percentage of total revenue	3%	3%
The decrease in amortization of intangible assets for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.
Restructuring Charges
In the second quarter of fiscal 2019, our management approved, committed and initiated a restructuring plan (the Plan) as part of a business reorganization. Total charges under the Plan are expected to be $56 million to $65 million and consist primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP). Restructuring charges under the Plan are anticipated to be completed by the second quarter of fiscal 2020.During the three months ended January 31, 2020, we incurred restructuring charges of approximately

$8.8 million for involuntary employee termination actions and the VRP. As of January 31, 2020, $25.3 million remained outstanding and was recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.
During the three months ended January 31, 2019, we did not incur any restructuring charges.
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Other Income (Expense), Net

	January 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.5	$1.6	$(0.1)	(6)%
Interest expense	(1.6)	(4.6)	3.0	(65)%
Gain (loss) on assets related to executive deferred compensation plan	12.5	4.3	8.2	191%
Foreign currency exchange gain (loss)	0.1	(0.4)	0.5	(125)%
Other, net	(0.4)	(1.3)	0.9	(69)%
Total	$12.1	$(0.4)	$12.5	(3,125)%
The net increase in other income (expense) for the three months ended January 31, 2020 as compared to the same period in fiscal 2019 was primarily due to higher gains in the market value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, restructuring, litigation and acquisition-related costs. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Semiconductor & System Design Segment

	January 31,
	2020	2019	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$178.9	$195.3	$(16.4)	(8)%
Adjusted operating margin	24%	26%	(2)%	(8)%
The decrease in adjusted operating income for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to lower upfront IP and hardware revenue.
Software Integrity Segment

	January 31,
	2020	2019	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$8.1	$5.6	$2.5	45%
Adjusted operating margin	9%	7%	2%	29%
The increase in adjusted operating income for the three months ended January 31, 2020 compared to the same period in fiscal 2019 was primarily due to an increase in revenue from arrangements booked in prior periods.

Income Taxes
The difference between the statutory federal tax rate and our effective tax rate for the three months ended January 31, 2020 is primarily due to the realizability of U.S. foreign tax credits and excess tax benefits from stock-based compensation. The difference between the statutory federal tax rate and our effective tax rate for the three months ended January 31, 2019 is primarily due to the benefit resulting from a decrease in unrecognized foreign tax benefits.
See Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the provision for income taxes and impacts related to the Tax Act.
Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2020, we held an aggregate of $214.8 million in cash and cash equivalents in the United States and an aggregate of $485.6 million in our foreign subsidiaries. As a result of the Tax Act, if we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings made after December 31, 2017 would not be subject to further U.S. federal tax. In addition, we have provided foreign deferred taxes on our undistributed earnings, which is sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the three months ended January 31, 2020.
Cash and Cash Equivalents

	January 31, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$700.4	$728.6	$(28.2)	(4)%
Cash and cash equivalents decreased primarily due to cash used for acquisitions, stock repurchases, annual variable compensation payouts and purchases of property and equipment. The decrease in cash and cash equivalents was partially offset by cash from our operations and net proceeds from our credit facilities.
Cash Flows

	Three Months Ended January 31,
	2020	2019	$ Change
	(dollars in millions)
Cash provided by (used in) operating activities	$9.8	$(144.0)	$153.8
Cash used in investing activities	(133.6)	(29.7)	(103.9)
Cash provided by financing activities	93.5	38.1	55.4
Cash Provided by (Used in) Operating Activities
We expect cash from our operating activities to fluctuate as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing and amount of tax and other liability payments. Cash provided by our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront arrangements much sooner than from time-based products revenue, in which the license fee is typically paid either quarterly or annually over the term of the license.
Cash provided by operating activities for the three months ended January 31, 2020 was higher compared to the same period in fiscal 2019, primarily due to lower disbursements in operations, including vendors and tax payments, partially offset by higher annual variable compensation payouts.
Cash Used in Investing Activities

Cash used in investing activities for the three months ended January 31, 2020 was higher compared to the same period in fiscal 2019, primarily due to higher cash paid for acquisitions of $75.4 million.
Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended January 31, 2020 was higher compared to the same period in fiscal 2019, primarily due to lower debt repayments of $109.1 million, partially offset by higher stock repurchase activities of $70.8 million.
Accounts Receivable, net

	January 31, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$799.1	$553.9	$245.2	44%
Changes in our accounts receivable balance are primarily driven by the timing of customer billing and collection activities.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Current assets	$1,951.4	$1,738.9	$212.5	12%
Current liabilities	2,055.7	1,752.5	303.2	17%
Working capital (deficit)	$(104.3)	$(13.6)	$(90.7)	667%
Increases in our working capital deficit were primarily due to an increase in deferred revenue of $192.3 million, an increase in short-term debt of $191.0 million, an increase in current operating lease liabilities of $68.3 million and a decrease in cash and cash equivalents of $28.2 million, partially offset by an increase in accounts receivable of $245.2 million and a decrease in accounts payable and accrued liabilities of $151.1 million.
Other Commitments — Credit and Term Loan Facilities
In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of January 31, 2020, we had $25.0 million outstanding under the agreement.
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2020, we were in compliance with all financial covenants.

As of January 31, 2020, we had $116.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $97.5 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$14,063
2021	27,187
2022	75,000
Total	$116,250
As of October 31, 2019, we had $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities. There was no outstanding balance under the Revolver as of October 31, 2019.
There was $190.0 million outstanding balance under the Revolver as of January 31, 2020. We expect our borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of January 31, 2020, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
We proactively manage our cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents, invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 6 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements.
We believe that our current cash and cash equivalents, cash generated from operations, and available credit under our Revolver will satisfy our routine business requirements for at least the next 12 months and the foreseeable future.
Contractual Obligations
Contractual obligations as of January 31, 2020 are as follows:

	Total	Remainder of Fiscal 2020	Fiscal 2021/ Fiscal 2022	Fiscal 2023/ Fiscal 2024	Thereafter	Other
	(in thousands)
Operating Leases	$598,322	$58,228	$146,573	$101,171	$292,350
Purchase Obligations(1)	376,235	194,000	182,224	11
Other Obligations(2)	332,776	229,726	103,050	—
Long-Term Accrued Income Taxes(3)	29,884	—	—	—	—	29,884
Total	$1,337,217	$481,954	$431,847	$101,182	$292,350	$29,884

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of January 31, 2020. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, Revolver, credit facilities, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits as of January 31, 2020. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2020 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Other Commitments — Credit and Term Loan Facilities, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of January 31, 2020, our exposure to market risk has not changed materially since October 31, 2019. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, filed with the SEC on December 20, 2019.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of January 31, 2020, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2020, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. On November 3, 2019, Synopsys implemented new and modified existing internal controls for the adoption of the new lease accounting standard, Topic 842. There were no additional changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. As of January 31, 2020, the Hungarian Supreme Court has not set a hearing date.

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

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Additional taxes, interest, and potential penalties, and uncertainty around changes in tax laws of various countries; and

•	Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases, including COVID-19 (the 2019 novel coronavirus).
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
The FASB periodically issues new accounting standards on a variety of topics, including, for example, revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 19 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Effect of New Accounting Pronouncements." These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results. For example, the new revenue recognition standard became applicable to us at the beginning of fiscal 2019 and there is an increased volatility in our total revenue with less predictability than the prior accounting standard.
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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. Since the beginning of fiscal 2019, the U.S. Treasury Department has issued proposed regulations that could have a material impact on our ability to claim certain tax benefits related to the Tax Act. While the Company continues to evaluate the potential impact on its estimated annual tax rate, certain of these regulations have not been finalized and are subject to change. As additional regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. Accounting for certain of these provisions requires the exercise of significant judgment.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the Programme of Work to Develop a Concensus Solution to the Tax Challenges Arising from the Digitalization of the Economy (Programme of Work) agreement by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries, including the United States. The Programme of Work is evaluating potential changes to numerous long-standing tax principles. These changes, if enacted, by various countries in which we do business may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme Court on July 5, 2019. For further discussion of the Hungary audit, see Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Non-U.S. Examinations."
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
As of January 31, 2020, approximately 69% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including the Tax Act provisional transition tax, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.

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

Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cybersecurity attack, terrorist attack, epidemic, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, foreign sales and our foreign infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases such as COVID-19 (the 2019 novel coronavirus). Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In December 2019, we entered into an accelerated share repurchase agreement (the December 2019 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the December 2019 ASR, our made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million will be settled on or before February 27, 2020.
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2020:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs(1)
Month #1
November 3, 2019 through December 7, 2019	—	$—	—	$400,000,000
Month #2
December 8, 2019 through January 4, 2020	579,290	$138.10	579,290	$300,000,000
Month #3
January 5, 2020 through February 1, 2020	—	$—	—	$300,000,000
Total	579,290	$138.10	579,290	$300,000,000

(1)	As of January 31, 2020, $300.0 million remained available for future repurchases under the program.
See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/17/2018
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: February 21, 2020	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)