Form 10-Q
period 2020-04-30
SYNOPSYS INC
filed 2020-05-22
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 20, 2020, there were 150,788,707 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2020	October 31, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$856,424	$728,597
Accounts receivable, net	634,807	553,895
Inventories	166,437	141,518
Income taxes receivable and prepaid taxes	18,809	24,855
Prepaid and other current assets	284,278	290,052
Total current assets	1,960,755	1,738,917
Property and equipment, net	470,412	429,532
Operating lease right-of-use assets, net	462,778	—
Goodwill	3,311,243	3,171,179
Intangible assets, net	279,311	279,374
Long-term prepaid taxes	15,068	15,503
Deferred income taxes	430,105	390,129
Other long-term assets	392,794	380,526
Total assets	$7,322,466	$6,405,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$447,055	$506,459
Operating lease liabilities, current	72,465	—
Accrued income taxes	16,754	15,904
Deferred revenue	1,396,511	1,212,476
Short-term debt	121,412	17,614
Total current liabilities	2,054,197	1,752,453
Operating lease liabilities, non-current	462,094	—
Long-term accrued income taxes	24,589	29,911
Long-term deferred revenue	125,153	90,102
Long-term debt	114,370	120,093
Other long-term liabilities	261,114	323,725
Total liabilities	3,041,517	2,316,284
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 150,908 and 150,331 shares outstanding, respectively	1,509	1,503
Capital in excess of par value	1,655,787	1,635,455
Retained earnings	3,356,489	3,164,144
Treasury stock, at cost: 6,353 and 6,930 shares, respectively	(634,669)	(625,642)
Accumulated other comprehensive income (loss)	(104,030)	(92,447)
Total Synopsys stockholders’ equity	4,275,086	4,083,013
Non-controlling interest	5,863	5,863
Total stockholders’ equity	4,280,949	4,088,876
Total liabilities and stockholders’ equity	$7,322,466	$6,405,160

*	Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Revenue:
Time-based products	$590,097	$558,305	$1,146,536	$1,112,021
Upfront products	129,765	143,401	280,486	273,914
Maintenance and service	141,465	134,536	268,686	270,708
Total revenue	861,327	836,242	1,695,708	1,656,643
Cost of revenue:
Products	108,207	116,010	225,991	232,630
Maintenance and service	62,213	59,788	124,128	118,617
Amortization of intangible assets	13,845	14,881	27,014	32,324
Total cost of revenue	184,265	190,679	377,133	383,571
Gross margin	677,062	645,563	1,318,575	1,273,072
Operating expenses:
Research and development	302,571	290,299	616,854	561,625
Sales and marketing	146,200	158,652	299,055	314,611
General and administrative	62,474	56,351	131,218	98,412
Amortization of intangible assets	10,250	10,316	19,614	21,100
Restructuring charges	29,672	14,443	38,423	14,408
Total operating expenses	551,167	530,061	1,105,164	1,010,156
Operating income	125,895	115,502	213,411	262,916
Other income (expense), net	(15,729)	18,415	(3,672)	18,056
Income before income taxes	110,166	133,917	209,739	280,972
Provision (benefit) for income taxes	246	15,707	(4,242)	9,248
Net income	$109,920	$118,210	$213,981	$271,724
Net income per share:
Basic	$0.73	$0.79	$1.42	$1.82
Diluted	$0.71	$0.77	$1.39	$1.77
Shares used in computing per share amounts:
Basic	150,597	149,712	150,421	149,500
Diluted	154,379	153,904	154,471	153,383
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net income	$109,920	$118,210	$213,981	$271,724
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(10,965)	(3,327)	(4,003)	2,056
Cash flow hedges:
Deferred gains (losses), net of tax of $2,763 and $2,346, for the three and six months ended April 30, 2020, respectively, and of $(123) and $(1,714) for each of the same periods in fiscal 2019, respectively.	(10,085)	447	(8,434)	5,914
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(32) and $(128), for the three and six months ended April 30, 2020, respectively, and of $(1,050) and $(2,286) for each of the same periods in fiscal 2019, respectively.	331	4,012	854	8,487
Other comprehensive income (loss), net of tax effects	(20,719)	1,132	(11,583)	16,457
Comprehensive income	$89,201	$119,342	$202,398	$288,181
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2020	150,202	$1,502	$1,626,783	$3,268,205	$(664,352)	$(83,311)	$4,148,827	$5,863	$4,154,690
Net income				109,920			109,920		109,920
Other comprehensive income (loss), net of tax effects						(20,719)	(20,719)		(20,719)
Purchases of treasury stock	(652)	(7)	7		(100,000)		(100,000)		(100,000)
Equity forward contract			—				—		—
Common stock issued, net of shares withheld for employee taxes	1,358	14	(27,438)	(21,636)	129,683		80,623		80,623
Stock-based compensation			56,435				56,435		56,435
Balance at April 30, 2020	150,908	$1,509	$1,655,787	$3,356,489	$(634,669)	$(104,030)	$4,275,086	$5,863	$4,280,949

Balance at October 31, 2019	150,331	$1,503	$1,635,455	$3,164,144	$(625,642)	$(92,447)	$4,083,013	$5,863	$4,088,876
Net income				213,981			213,981		213,981
Other comprehensive income (loss), net of tax effects						(11,583)	(11,583)		(11,583)
Purchases of treasury stock	(1,231)	(12)	12		(180,000)		(180,000)		(180,000)
Equity forward contract			(20,000)		—		(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	1,808	18	(67,998)	(21,636)	170,973		81,357		81,357
Stock-based compensation			108,318				108,318		108,318
Balance at April 30, 2020	150,908	$1,509	$1,655,787	$3,356,489	$(634,669)	$(104,030)	$4,275,086	$5,863	$4,280,949

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2019	149,276	$1,493	$1,654,363	$2,820,910	$(600,112)	$(97,852)	$3,778,802	$5,863	$3,784,665
Net income				118,210			118,210		118,210
Other comprehensive income (loss), net of tax effects						1,132	1,132		1,132
Purchases of treasury stock	(780)	(8)	8		(80,000)		(80,000)		(80,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	1,486	15	(11,795)	(26,309)	112,609		74,520		74,520
Stock-based compensation			36,908				36,908		36,908
Balance at April 30, 2019	149,982	$1,500	$1,659,484	$2,912,811	$(567,503)	$(96,720)	$3,909,572	$5,863	$3,915,435

Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015
Net income				271,724			271,724		271,724
Retained earnings adjustment due to adoption of accounting standards related to revenue(1)				$257,594			257,594		257,594
Retained earnings adjustment due to adoption of an accounting standard related to income taxes(2)				$(130,544)			(130,544)		(130,544)
Other comprehensive income (loss), net of tax effects						16,457	16,457		16,457
Purchases of treasury stock	(1,126)	(11)	11		(109,185)		(109,185)		(109,185)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	1,843	18	(39,531)	(29,651)	139,364		70,200		70,200
Stock-based compensation			74,174				74,174		74,174
Balance at April 30, 2019	149,982	$1,500	$1,659,484	$2,912,811	$(567,503)	$(96,720)	$3,909,572	$5,863	$3,915,435

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

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net income	$213,981	$271,724
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	105,078	102,841
Reduction of operating lease right-of-use assets	39,513	—
Amortization of capitalized costs to obtain revenue contracts	28,279	28,425
Stock-based compensation	108,318	75,374
Allowance for doubtful accounts	9,982	3,950
(Gain) loss on sale of property and investments	—	(3,744)
Deferred income taxes	(37,681)	(23,486)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(84,533)	23,478
Inventories	(24,096)	(50,358)
Prepaid and other current assets	(5,889)	(18,547)
Other long-term assets	(39,422)	(91,271)
Accounts payable and accrued liabilities	(78,989)	(160,492)
Operating lease liabilities	(32,432)	—
Income taxes	1,270	(32,059)
Deferred revenue	186,360	82,966
Net cash provided by operating activities	389,739	208,801
Cash flows from investing activities:
Proceeds from sales of long-term investments	—	4,176
Purchases of long-term investments	(2,762)	—
Purchases of property and equipment	(80,663)	(68,962)
Cash paid for acquisitions and intangible assets, net of cash acquired	(151,178)	—
Capitalization of software development costs	(2,130)	(1,491)
Net cash used in investing activities	(236,733)	(66,277)
Cash flows from financing activities:
Proceeds from credit facilities	276,490	188,760
Repayment of debt	(178,437)	(366,562)
Issuances of common stock	98,361	83,352
Payments for taxes related to net share settlement of equity awards	(17,105)	(13,173)
Purchase of equity forward contract	(20,000)	(20,000)
Purchases of treasury stock	(180,000)	(109,185)
Other	—	(762)
Net cash used in financing activities	(20,691)	(237,570)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,424)	3,093
Net change in cash, cash equivalents and restricted cash	127,891	(91,953)
Cash, cash equivalents and restricted cash, beginning of year	730,527	725,001
Cash, cash equivalents and restricted cash, end of period	$858,418	$633,048
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
Use of Estimates. To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position. In addition, the Company has considered the potential impact of the COVID-19 pandemic on the business operations. Although no material impairment or other effects have been identified to date related to the COVID-19 pandemic, there is substantial uncertainty in the nature and degree of its continued effects over time. This uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information are known.
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
Note 3. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
EDA	60%	58%	60%	59%
IP & System Integration	30%	31%	30%	30%
Software Integrity Products & Services	10%	10%	10%	10%
Other	—%	1%	—%	1%
Total	100%	100%	100%	100%

Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the unaudited condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional.

Contract balances are as follows:

	As of
	April 30, 2020	October 31, 2019
	(in thousands)
Contract assets	$193,651	$210,557
Unbilled receivables	$40,827	$38,175
Deferred revenue	$1,521,664	$1,302,578

During the six months ended April 30, 2020, the Company recognized $795.9 million of revenue that was included in the deferred revenue balance as of October 31, 2019. During the six months ended April 30, 2019, the Company recognized $674.6 million of revenue that was included in the deferred revenue balance as of October 31, 2018.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.7 billion as of April 30, 2020, which includes $652.6 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months are approximately 57%, with the remainder recognized thereafter.
During the three and six months ended April 30, 2020, the Company recognized $34.2 million and $52.1 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and six months ended April 30, 2019, the Company recognized $28.5 million and $47.3 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of April 30, 2020 were $94.4 million and are included in other assets in the Company’s unaudited condensed consolidated balance sheets. Amortization of these assets was $14.5 million and $28.3 million during the three and six months ended April 30, 2020, respectively, and are included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of these assets was $15.6 million and $28.4 million during the three and six months ended April 30, 2019, respectively, and are included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.
Note 4. Business Combinations
During the second quarter of fiscal 2020, the Company completed an acquisition for an aggregate consideration of $105.7 million; including cash consideration of $75.7 million and $30.0 million equal to the fair value of the Company’s products exchanged in connection with the acquisition.
The consideration of $105.7 million was preliminary allocated to $20.6 million of identifiable intangible assets, $4.2 million of net tangible assets, and $80.9 million in goodwill. The fair value of these intangible assets was estimated using the income method. These transactions are not considered to be material to the Company’s unaudited condensed consolidated statements of operations. The acquisition was attributable to the Semiconductor & System Design reporting segment.
Concurrent to this transaction, the Company executed a design service arrangement and recognized an asset of $10.7 million for the off-market component. The $10.7 million contract asset is expected to be amortized over the contractual period of the agreement of five years.

Other Fiscal 2020 Acquisitions
As of April 30, 2020, the Company completed several other acquisitions for an aggregate cash consideration of $79.8 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company's unaudited condensed consolidated statements of operations. The preliminary purchase allocations are $25.2 million of identifiable intangible assets and $55.9 million in goodwill of which $12.9 million is attributable to the Software Integrity reporting segment. The fair value of these intangible assets and goodwill are estimated using the income method.
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
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the six months ended April 30, 2020 were as follows:

(in thousands)
Balance at October 31, 2019	$3,171,179
Additions	136,806
Effect of foreign currency translation	3,258
Balance at April 30, 2020	$3,311,243

Intangible Assets
In-process research and development (IPR&D) as of April 30, 2020 consisted of acquired projects that, if completed, will be reclassified to core/developed technology upon completion, or if abandoned, will be written off. Intangible assets as of April 30, 2020 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$817,173	$680,161	$137,012
Customer relationships	376,734	259,621	117,113
Contract rights intangible	186,717	183,334	3,383
Trademarks and trade names	42,929	27,136	15,793
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	42,207	37,397	4,810
Total	$1,466,960	$1,187,649	$279,311

Intangible assets as of October 31, 2019 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$791,647	$655,119	$136,528
Customer relationships	358,661	242,058	116,603
Contract rights intangible	184,304	181,124	3,180
Trademarks and trade names	42,929	25,581	17,348
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	40,077	35,562	4,515
Total	$1,418,818	$1,139,444	$279,374

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Core/developed technology	$12,724	$14,045	$25,042	$30,404
Customer relationships	8,912	9,377	17,474	18,957
Contract rights intangible	1,681	866	2,557	1,982
Trademarks and trade names	778	909	1,555	2,081
Capitalized software development costs(1)	933	735	1,834	1,507
Total	$25,028	$25,932	$48,462	$54,931

(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets as of April 30, 2020:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$44,836
2021	71,375
2022	56,699
2023	41,056
2024	31,084
2025 and thereafter	33,061
IPR&D	1,200
Total	$279,311

Note 6. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of April 30, 2020, the balances of the Company's cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$168,653	$—	$—	$—	$168,653
Total:	$168,653	$—	$—	$—	$168,653

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.

As of October 31, 2019, the balances of the Company's cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$166,024	$—	$—	$—	$166,024
Total:	$166,024	$—	$—	$—	$166,024

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	April 30, 2020	October 31, 2019
	(in thousands)
Cash and cash equivalents	$856,424	$728,597
Restricted cash included in Prepaid expenses and other current assets	1,269	1,174
Restricted cash included in Other long-term assets	725	756
Total cash, cash equivalents and restricted cash	$858,418	$730,527

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
Derivatives

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

The Company did not have any gains or losses related to discontinuation of cash flow hedges during the three and six months ended April 30, 2020 and 2019.

Prior to adoption of ASU 2017-12, hedge effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income (expense), net. During the three and six months ended April 30, 2020 and 2019, the amounts recognized in other income (expense) for ineffectiveness and excluded component were immaterial.

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

The effects of the non-designated derivative instruments on the Company's unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(1,349)	$5,035	$(1,104)	$3,135

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	April 30, 2020	October 31, 2019
	(in thousands)
Total gross notional amount	$896,477	$817,441
Net fair value	$(7,982)	$3,494

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
The following table represents the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at April 30, 2020
Other current assets	$3,621	$237
Accrued liabilities	$11,747	$94
Balance at October 31, 2019
Other current assets	$7,327	$53
Accrued liabilities	$3,715	$171

The following table represents the unaudited condensed consolidated statements of operations location in Revenue/Deferred Revenue and Operating Expenses and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2020
Foreign exchange contracts	Revenue	$1,130	Revenue	$272
Foreign exchange contracts	Operating expenses	(11,215)	Operating expenses	(603)
Total		$(10,085)		$(331)
Three months ended April 30, 2019
Foreign exchange contracts	Revenue	$1,949	Revenue	$199
Foreign exchange contracts	Operating expenses	(1,502)	Operating expenses	(4,211)
Total		$447		$(4,012)
Six months ended April 30, 2020
Foreign exchange contracts	Revenue	$2,210	Revenue	$182
Foreign exchange contracts	Operating expenses	(10,644)	Operating expenses	(1,036)
Total		$(8,434)		$(854)
Six months ended April 30, 2019
Foreign exchange contracts	Revenue	$741	Revenue	$363
Foreign exchange contracts	Operating expenses	5,173	Operating expenses	(8,850)
Total		$5,914		$(8,487)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2020:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$168,653	$168,653	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	3,859	—	3,859	—
Other long-term assets:
Deferred compensation plan assets	243,653	243,653	—	—
Total assets	$416,165	$412,306	$3,859	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$11,841	$—	$11,841	$—
Other long-term liabilities:
Deferred compensation plan liabilities	243,653	243,653	—	—
Total liabilities	$255,494	$243,653	$11,841	$—
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2019:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$166,024	$166,024	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	7,380	—	7,380	—
Other long-term assets:
Deferred compensation plan assets	249,822	249,822	—	—
Total assets	$423,226	$415,846	$7,380	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,886	$—	$3,886	$—
Other long-term liabilities:
Deferred compensation plan liabilities	249,822	249,822	—	—
Total liabilities	$253,708	$249,822	$3,886	$—

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
The Company did not recognize any impairment during the three months ended April 30, 2020 and recognized immaterial impairment during the six months ended April 30, 2020. The Company did not recognize any impairment during the three and six months ended April 30, 2019.
Note 8. Liabilities and Restructuring Charges
In the second quarter of fiscal 2019, the Company initiated a restructuring plan for involuntary and voluntary employee termination and facility closure actions as part of a business reorganization to better position the Company for future growth by reallocating resources to priority areas, and to a lesser extent, eliminating operational redundancy. The total charges under the 2019 restructuring plan were $86.0 million and consisted primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP).
During the three and six months ended April 30, 2020, the Company incurred restructuring charges of approximately $29.7 million and $38.4 million, respectively, for involuntary employee termination actions and the VRP related to the 2019 restructuring plan. These charges consisted primarily of severance, termination, and retirement benefits. During the three and six months ended April 30, 2020, the Company made payments of $24.7 million and $30.7 million, respectively, related to the 2019 employee termination actions. As of April 30, 2020, $30.3 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets. The remaining balance will be paid in fiscal 2020.
During the three and six months ended April 30, 2019, the Company incurred restructuring charges of approximately $14.7 million for involuntary employee termination actions. These charges consisted primarily of severance and termination benefits. As of April 30, 2019, $6.8 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets. As of October 31, 2019, $22.6 million related to the 2019 employee termination actions remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets.
Accounts payable and accrued liabilities consist of:

	As of
	April 30, 2020	October 31, 2019
	(in thousands)
Payroll and related benefits	$307,291	$417,157
Other accrued liabilities	88,008	69,487
Accounts payable	51,756	19,815
Total	$447,055	$506,459

Other long-term liabilities consist of:

	As of
	April 30, 2020	October 31, 2019
	(in thousands)
Deferred compensation liability	$243,653	$249,822
Other long-term liabilities	17,461	73,903
Total	$261,114	$323,725

Note 9. Credit and Term Loan Facilities
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2020, the Company was in compliance with all financial covenants.
As of April 30, 2020, the Company had $111.4 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $90.0 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$9,376
2021	27,187
2022	75,000
Total	$111,563

In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of April 30, 2020, the Company had $24.4 million outstanding under the agreement.
As of October 31, 2019, the Company had $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities. There was no outstanding balance under the Revolver as of October 31, 2019.
There was $100.0 million outstanding balance under the Revolver as of April 30, 2020. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 10. Leases
The Company has operating lease arrangements for office space, data center, equipment and other corporate assets. These leases have various expiration dates through October 31, 2031, some of which include options to extend the leases for up to 10 years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments.
The components of the Company's lease expense during the period presented are as follows:

	Three Months Ended April 30,	Six Months Ended April 30,
	2020	2020
	(in thousands)
Operating lease expense	$23,281	$46,482
Variable lease expense (1)	1,050	1,992
Total lease expense	$24,331	$48,474
(1) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended April 30,	Six Months Ended April 30,
	2020	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$17,925	$34,129
ROU assets obtained in exchange for operating lease liabilities	$25,008	$29,783

Lease term and discount rate information related to the Company's operating leases as of the end of the period presented are as follows:

April 30, 2020
Weighted-average remaining lease term (in years)	8.94
Weighted-average discount rate	2.57%

The following represents the maturities of the Company's future lease payments due under operating leases as of April 30, 2020:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2020	$43,314
2021	82,895
2022	72,464
2023	56,994
2024	52,850
Thereafter	294,500
Total future minimum lease payments	603,017
Less: Imputed interest	68,458
Total lease liabilities	$534,559

As of April 30, 2020, the Company has no additional operating leases for facilities that have not yet commenced.

As of October 31, 2019, the future minimum lease payments due under non-cancellable operating leases were as follows:

Minimum Lease Payments(1)
(in thousands)
Fiscal year
2020	$79,286
2021	79,703
2022	69,477
2023	53,909
2024	48,730
Thereafter	291,494
Total	$622,599
(1) Amounts based on Topic 840, Leases.
Note 11. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	April 30, 2020	October 31, 2019
	(in thousands)
Cumulative currency translation adjustments	$(91,931)	$(87,929)
Unrealized gain (loss) on derivative instruments, net of taxes	(12,099)	(4,518)
Total accumulated other comprehensive income (loss)	$(104,030)	$(92,447)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$272	$199	$182	$363
Operating expenses	(603)	(4,211)	(1,036)	(8,850)
Total reclassifications into net income	$(331)	$(4,012)	$(854)	$(8,487)

Note 12. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 14, 2019. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means, including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2020, $200.0 million remained available for future repurchases under the program.
In December 2019, the Company entered into an accelerated share repurchase agreement (the December 2019 ASR) to repurchase an aggregate of $100.0 million of the Company's common stock. Pursuant to the December 2019 ASR, the Company made a prepayment of $100.0 million to receive initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2020. Total shares purchased under the December 2019 ASR were approximately 0.7 million shares, at an average purchase price of $149.75 per share.
In February 2020, the Company entered into an accelerated share repurchase agreement (the February 2020 ASR) to repurchase an aggregate of $100.0 million of the Company's common stock. Pursuant to the February 2020 ASR, the Company made a prepayment of $100.0 million to receive initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in May 2020. Total shares purchased under the February 2020 ASR were approximately 0.7 million shares, at an average purchase price of $140.41 per share.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020(2)	2019(1)	2020(2)	2019(1)
	(in thousands)
Total shares repurchased	652	780	1,231	1,126
Total cost of the repurchased shares	$100,000	$80,000	$180,000	$109,185
Reissuance of treasury stock	1,358	1,486	1,808	1,843

(1) Does not include the 97,601 shares and $20.0 million equity forward contract, respectively, from the February 2019 ASR settled in May 2019.
(2) Does not include the 148,953 shares and $20.0 million equity forward contract, respectively, from the February 2020 ASR settled in May 2020.
Note 13. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Cost of products	$6,116	$4,065	$11,696	$8,191
Cost of maintenance and service	2,118	1,522	4,150	2,981
Research and development expense	28,893	18,115	55,102	36,419
Sales and marketing expense	9,726	7,158	18,620	14,430
General and administrative expense	9,582	6,054	18,750	13,353
Stock-based compensation expense before taxes	56,435	36,914	108,318	75,374
Income tax benefit	(9,808)	(6,214)	(18,826)	(12,688)
Stock-based compensation expense after taxes	$46,627	$30,700	$89,492	$62,686

As of April 30, 2020, the Company had $420.8 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of April 30, 2020, the Company had $52.5 million of total unrecognized stock-based compensation expense relating to the ESPP, which is expected to be recognized over a period of approximately 2.0 years.

The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Intrinsic value of awards exercised	$77,912	$50,426	$102,311	$58,578

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
The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$109,920	$118,210	$213,981	$271,724
Denominator:
Weighted average common shares for basic net income per share	150,597	149,712	150,421	149,500
Dilutive effect of common share equivalents from equity-based compensation	3,782	4,192	4,050	3,883
Weighted average common shares for diluted net income per share	154,379	153,904	154,471	153,383
Net income per share:
Basic	$0.73	$0.79	$1.42	$1.82
Diluted	$0.71	$0.77	$1.39	$1.77
Anti-dilutive employee stock-based awards excluded(1)	743	49	579	1,538

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

Information by reportable segment was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Total Segments:
Revenue	$861,327	$836,242	$1,695,708	$1,656,643
Adjusted operating income	221,404	209,836	408,337	410,788
Adjusted operating margin	26%	25%	24%	25%
Semiconductor & System Design:
Revenue	$773,065	$753,055	$1,521,809	$1,490,961
Adjusted operating income	209,692	201,406	388,543	396,724
Adjusted operating margin	27%	27%	26%	27%
Software Integrity:
Revenue	$88,262	$83,187	$173,899	$165,682
Adjusted operating income	11,712	8,430	19,794	14,064
Adjusted operating margin	13%	10%	11%	8%

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Total segment adjusted operating income	$221,404	$209,836	$408,337	$410,788
Reconciling items:
Amortization of intangible expense	(24,095)	(25,197)	(46,628)	(53,424)
Stock-based compensation expense	(56,435)	(36,914)	(108,318)	(75,374)
Other	(14,979)	(32,223)	(39,980)	(19,074)
Total operating income	$125,895	$115,502	$213,411	$262,916

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
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to the Company’s products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
United States	$404,389	$416,744	$812,878	$824,543
Europe	89,284	83,542	183,655	167,428
Korea	105,315	84,850	194,830	187,518
Japan	80,540	72,703	152,768	137,776
Asia Pacific and Other	181,799	178,403	351,577	339,378
Consolidated	$861,327	$836,242	$1,695,708	$1,656,643

Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.

One customer, including its subsidiaries, accounted for greater than 10% of the Company's total revenue for the three and six months ended April 30, 2020 and for the three and six months ended April 30, 2019, respectively.
Note 16. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Interest income	$879	$1,927	$2,357	$3,491
Interest expense	(1,846)	(3,841)	(3,449)	(8,394)
Gain (loss) on assets related to deferred compensation plan	(18,460)	16,226	(5,987)	20,515
Foreign currency exchange gain (loss)	5,039	2,718	5,132	2,302
Other, net	(1,341)	1,385	(1,725)	142
Total	$(15,729)	$18,415	$(3,672)	$18,056

Note 17. Income Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Income before income taxes	$110,166	$133,917	$209,739	$280,972
Provision (benefit) for income taxes	$246	$15,707	$(4,242)	$9,248
Effective tax rate	0.2%	11.7%	(2.0)%	3.3%

Beginning in the Company's fiscal 2019, the annual statutory federal corporate tax rate is 21%.
The Company’s effective tax rate for the six months ended April 30, 2020 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal and California tax research credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and the realizability of U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
The Company's effective tax rate decreased in the three months ended April 30, 2020 as compared to the same period in fiscal 2019, primarily due to an increase in excess tax benefits from stock based compensation and inclusion of unrecognized foreign tax benefits for the three months ended April 30, 2019. The Company's effective tax rate decreased in the six months ended April 30, 2020, as compared to the same period in fiscal 2019, primarily due to an increase in excess tax benefits from stock-based compensation and the realization of U.S. foreign tax credits.
The U.S. Treasury Department has issued proposed regulations that could impact the calculation of income taxes. While the Company continues to evaluate the potential impact on its estimated annual tax rate, certain regulations have not been finalized and are subject to change.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $62 million.
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
Non-U.S. Examinations
Hungarian Tax Authority
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Court. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019 and Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. A Hungarian Supreme Court hearing date set for April 16, 2020 was postponed due to the COVID-19 pandemic. As of April 30, 2020, Synopsys Hungary has requested but not yet received a new hearing date, which would be granted at the discretion of the Hungarian Supreme Court.
In the second quarter of fiscal 2020, the Company reached a final settlement with the HTA for fiscal years 2014 through 2018 and recognized a net $6.9 million in previously unrecognized tax benefits.
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
Note 19. Effect of New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequently issued amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. The adoption of Topic 326 will not have material impact to the Company's consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” "forecast," or the negatives of such terms, and similar expressions, are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the extent and duration of the novel coronavirus (COVID-19) pandemic and the impact of the COVID-19 pandemic on our business, operations and financial condition, expected growth in the semiconductor and electronics industries, the effects of consolidation among our customers and within the industries in which we operate, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
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
We have consistently grown our revenue since 2005, despite periods of global economic uncertainty. We achieved these results because of our solid execution, leading technologies and strong customer relationships, and because we recognize our revenue for the software licenses over the arrangement period, which typically approximates three years. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for discussion on our revenue recognition policy. Time-based revenue consists of time-based products, maintenance and service revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
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
COVID-19 Pandemic
Although the COVID-19 pandemic has caused minor disruptions to our business operations, it has had a limited impact on our operating results thus far. Given the unpredictable nature of the COVID-19 pandemic's impact on the global economy, historical results may not be an indication of future performance.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy generally and the semiconductor and electronics industries specifically, and continued responses by governments and businesses to COVID-19. We have not identified trends that we expect will materially impact our future operating results at this time. As we recognize our revenue for software licenses over the arrangement period, any potential impact related to COVID-19 may be delayed. We have not observed any changes in the design activity of customers, but we have experienced a slowdown in customer commitments in our Software Integrity segment. We have also experienced minor disruptions in our hardware supply chain, which we have been able to address with minimal impact to our business operations to date.
We will continue to consider the potential impact of the COVID-19 pandemic on our business operations. Although no material impairment or other effects have been identified to date related to the COVID-19 pandemic, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.
See Part II, Item 1A, Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.
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
Our results of operations for the three and six months of fiscal 2020 and 2019 ended on May 2, 2020 and May 4, 2019, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
Financial Performance Summary
In the second quarter of fiscal 2020 compared to the same period of fiscal 2019, our financial performance reflects the following:

•	Revenues were $861.3 million, an increase of $25.1 million, primarily due to our continued organic growth.

•
Total cost of revenue and operating expenses were $735.5 million, an increase of $14.7 million, primarily due to increases in employee-related costs of $33.0 million resulting from increases in organic growth and acquisitions, and restructuring costs of $15.3 million, partially offset by lower deferred compensation expenses of $34.8 million.

•	Operating income was $125.9 million, an increase of $10.4 million or 9%.
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
Total Revenue

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$773.0	$753.0	$20.0	3%
Software Integrity Segment	88.3	83.2	5.1	6%
Total	$861.3	$836.2	$25.1	3%
Six months ended
Semiconductor & System Design Segment	$1,521.8	$1,490.9	$30.9	2%
Software Integrity Segment	173.9	165.7	8.2	5%
Total	$1,695.7	$1,656.6	$39.1	2%
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
The increase in total revenue for the three months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily attributable to the continued organic growth of the business in time-based and upfront license products, and to a lesser extent, higher maintenance and service revenue. The increase was partially offset by a decrease in the sale of hardware products driven by timing of customer requirements.
The increase in total revenue for the six months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily attributable to the continued organic growth of the business in time-based and upfront license products. The increase was partially offset by a decrease in the sale of hardware products, and maintenance and service revenue due to a decrease in the volume of arrangements that include maintenance.
See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of revenue by geographic areas.

Time-Based Products Revenue

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$590.1	$558.3	$31.8	6%
Percentage of total revenue	69%	67%
Six months ended	$1,146.5	$1,112.0	$34.5	3%
Percentage of total revenue	68%	67%

The increase in time-based products for the three and six months ended April 30, 2020 compared to the same periods in fiscal 2019 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

Upfront Products Revenue

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$129.8	$143.4	$(13.6)	(9)%
Percentage of total revenue	15%	17%
Six months ended	$280.5	$273.9	$6.6	2%
Percentage of total revenue	16%	17%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The decrease in upfront products revenue for the three months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to a decrease in the sale of hardware products driven by timing of customer requirements. The decrease was partially offset by an increase in the sale of IP products driven by higher demand from customers and to a lesser extent contributions from acquisitions.
The increase in upfront products revenue for the six months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to an increase in the sale of IP products driven by higher demand from customers and contributions from acquisitions. The increase was partially offset by a decrease in the sale of hardware products driven by timing of customer requirements.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.

Maintenance and Service Revenue

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$44.9	$39.4	$5.5	14%
Professional services and other revenue	96.6	95.1	1.5	2%
Total	$141.5	$134.5	$7.0	5%
Percentage of total revenue	16%	16%
Six months ended
Maintenance revenue	$85.0	$94.8	$(9.8)	(10)%
Professional services and other revenue	183.7	175.9	7.8	4%
Total maintenance and service revenue	$268.7	$270.7	$(2.0)	(1)%
Percentage of total revenue	16%	16%
The increase and decrease, respectively, in maintenance revenue for the three and six months ended April 30, 2020 compared to the same periods in fiscal 2019 were primarily due to changes in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and six months ended April 30, 2020 compared to the same periods in fiscal 2019 was primarily due to the timing of IP consulting projects.
Cost of Revenue

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$108.2	$116.0	$(7.8)	(7)%
Cost of maintenance and service revenue	62.2	59.8	2.4	4%
Amortization of intangible assets	13.8	14.9	(1.1)	(7)%
Total	$184.3	$190.7	$(6.4)	(3)%
Percentage of total revenue	21%	23%
Six months ended
Cost of products revenue	$226.0	$232.6	$(6.6)	(3)%
Cost of maintenance and service revenue	124.1	118.6	5.5	5%
Amortization of intangible assets	27.0	32.3	(5.3)	(16)%
Total	$377.1	$383.6	$(6.5)	(2)%
Percentage of total revenue	22%	23%
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
The decrease in cost of revenue for the three months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to a decrease of $7.5 million in hardware costs and lower deferred compensation expenses of $3.7 million, partially offset by an increase of $3.0 million in personnel-related expenses as a result of headcount increase from organic hiring and acquisitions.
The decrease in cost of revenue for the six months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to a decrease of $15.0 million in hardware costs and lower deferred compensation expenses of $2.8 million, partially offset by increases of $8.6 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, $3.1 million in depreciation and maintenance expenses, $2.4 million in facility expenses, and $2.0 million in consulting costs primarily related to servicing IP consulting arrangements.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$302.6	$290.3	$12.3	4%
Percentage of total revenue	35%	35%
Six months ended	$616.9	$561.6	$55.3	10%
Percentage of total revenue	36%	34%
The increase in research and development expenses for the three and six months ended April 30, 2020 compared to the same periods in fiscal 2019 was primarily due to increases of $25.3 million and $51.7 million, respectively, in personnel-related costs as a result of headcount increases, including those from acquisitions, $4.6 million and $12.0 million, respectively, in facility expenses, and $2.7 million and $4.5 million, respectively, in consultants and contractor costs, partially offset by lower deferred compensation expenses of $20.4 million and $15.8 million, respectively.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$146.2	$158.7	$(12.5)	(8)%
Percentage of total revenue	17%	19%
Six months ended	$299.1	$314.6	$(15.5)	(5)%
Percentage of total revenue	18%	19%
The decrease in sales and marketing expenses for the three months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to lower deferred compensation expenses of $6.8 million and a decrease of $5.8 million in travel and marketing communication expenses as a result of travel restrictions related to COVID-19, partially offset by an increase in personnel-related costs of $1.1 million.

The decrease in sales and marketing expenses for the six months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to decreases of $7.7 million in travel and marketing communication expenses as a result of travel restrictions related to COVID-19, $2.8 million in personnel-related costs and lower deferred compensation expenses of $5.2 million.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$62.5	$56.4	$6.1	11%
Percentage of total revenue	7%	7%
Six months ended	$131.2	$98.4	$32.8	33%
Percentage of total revenue	8%	6%
The increase in general and administrative expenses for the three months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to increases of $3.6 million in personnel-related costs and $1.6 million in professional service costs primarily due to additional legal services related to various projects, partially offset by lower deferred compensation expenses of $3.9 million.
The increase in general and administrative expenses for the six months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to a legal settlement of $18.3 million in our favor in the first quarter of fiscal 2019 and increases of $8.0 million in personnel-related expenses and $5.6 million in depreciation and maintenance expenses, partially offset by lower deferred compensation expenses of $2.9 million.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$13.8	$14.9	$(1.1)	(7)%
Included in operating expenses	10.3	10.3	—	—%
Total	$24.1	$25.2	$(1.1)	(4)%
Percentage of total revenue	3%	3%
Six months ended
Included in cost of revenue	$27.0	$32.3	$(5.3)	(16)%
Included in operating expenses	19.6	21.1	(1.5)	(7)%
Total	$46.6	$53.4	$(6.8)	(13)%
Percentage of total revenue	3%	3%
The decrease in amortization of intangible assets for the three and six months ended April 30, 2020 compared to the same periods in fiscal 2019 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.

Restructuring Charges
In the second quarter of fiscal 2019, our management approved, committed and initiated a restructuring plan (the Plan) as part of a business reorganization. Total charges under the Plan was $86.0 million and consisted primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP).
During the three and six months ended April 30, 2020, we incurred restructuring charges of approximately $29.7 million and $38.4 million, respectively, for involuntary employee termination actions and the VRP related to the 2019 restructuring plan. As of April 30, 2020, $30.3 million remained outstanding.
During the three and six months ended April 30, 2019, we incurred restructuring charges of approximately $14.7 million as part of a business realignment under both the 2019 VRP and the 2018 restructuring plan.
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Other Income (Expense), Net

	April 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.9	$1.9	$(1.0)	(53)%
Interest expense	(1.8)	(3.8)	2.0	(53)%
Gain (loss) on assets related to executive deferred compensation plan	(18.5)	16.2	(34.7)	(214)%
Foreign currency exchange gain (loss)	5.0	2.7	2.3	85%
Other, net	(1.3)	1.4	(2.7)	(193)%
Total	$(15.7)	$18.4	$(34.1)	(185)%
Six months ended
Interest income	$2.4	$3.5	$(1.1)	(31)%
Interest expense	(3.4)	(8.4)	5.0	(60)%
Gain (loss) on assets related to executive deferred compensation plan	(6.0)	20.5	(26.5)	(129)%
Foreign currency exchange gain (loss)	5.1	2.3	2.8	122%
Other, net	(1.8)	0.2	(2.0)	(1,000)%
Total	$(3.7)	$18.1	$(21.8)	(120)%
The net decrease in other income (expense) for the three and six months ended April 30, 2020 as compared to the same periods in fiscal 2019 was primarily due to a loss in the market value of our executive deferred compensation plan assets compared to a gain in the corresponding periods.
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

Semiconductor & System Design Segment

	April 30,
	2020	2019	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$209.7	$201.4	$8.3	4%
Adjusted operating margin	27%	27%	—%	—%
Six months ended
Adjusted operating income	$388.5	$396.7	$(8.2)	(2)%
Adjusted operating margin	26%	27%	(1)%	(4)%
The increase in adjusted operating income for the three months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to an increase in revenue from arrangements booked in prior periods.
The decrease in adjusted operating income for the six months ended April 30, 2020 compared to the same period in fiscal 2019 was primarily due to lower hardware and maintenance and service revenue.
Software Integrity Segment

	April 30,
	2020	2019	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$11.7	$8.4	$3.3	39%
Adjusted operating margin	13%	10%	3%	30%
Six months ended
Adjusted operating income	$19.8	$14.1	$5.7	40%
Adjusted operating margin	11%	8%	3%	38%
The increase in adjusted operating income for the three and six months ended April 30, 2020 compared to the same periods in fiscal 2019 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate decreased in the three months ended April 30, 2020 as compared to the same period in fiscal 2019, primarily due to an increase in excess tax benefits from stock-based compensation and inclusion of unrecognized foreign tax benefits for the three months ended April 30, 2019. Our effective tax rate decreased in the six months ended April 30, 2020, as compared to the same period in fiscal 2019, primarily due to an increase in excess tax benefits from stock-based compensation and the realization of U.S. foreign tax credits.
See Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the provision for income taxes and impacts related to the Tax Act.
Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
We have considered the potential impact of the COVID-19 pandemic on our liquidity and capital resources. Although we have not observed any material effects on our liquidity, collections from customers or other working capital requirements due to the COVID-19 pandemic to date, there is substantial uncertainty that could result in greater variability as additional events and information become known. We believe that our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, share repurchases, acquisitions, debt repayments and other liquidity requirements associated with our existing operations. We are continuously evaluating the COVID-19 pandemic’s effects and taking steps to mitigate known risks, including potential constraints on our liquidity and capital resources as a result of customers’ reduced expenditures or disruptions to our supply chain. In light of that ongoing assessment, we may choose to temporarily defer certain expenditures due to the effects of the COVID-19 pandemic.
As of April 30, 2020, we held an aggregate of $313.1 million in cash and cash equivalents in the United States and an aggregate of $543.3 million in our foreign subsidiaries. As a result of the Tax Act, if we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings made after December 31, 2017 would not be subject to further U.S. federal tax. In addition, we have provided foreign deferred taxes on our undistributed earnings, which is sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the six months ended April 30, 2020.
Cash and Cash Equivalents

	April 30, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$856.4	$728.6	$127.8	18%
Cash and cash equivalents increased primarily due to cash from our operations and net proceeds from our credit facilities. The increase in cash and cash equivalents was partially offset by stock repurchases, repayment of debt, cash used for acquisitions, and purchases of property and equipment.
Cash Flows

	Six Months Ended April 30,
	2020	2019	$ Change
	(dollars in millions)
Cash provided by operating activities	$389.7	$208.8	$180.9
Cash used in investing activities	(236.7)	(66.3)	(170.4)
Cash used in financing activities	(20.7)	(237.6)	216.9
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
Cash provided by operating activities for the six months ended April 30, 2020 was higher compared to the same period in fiscal 2019, primarily attributable to higher deferred revenue due to timing of contracts and invoicing and lower disbursements in operations, including vendors and tax payments.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended April 30, 2020 was higher compared to the same period in fiscal 2019, primarily due to higher cash paid for acquisitions of $151.2 million.
Cash Used in Financing Activities
Cash used in financing activities for the six months ended April 30, 2020 was lower compared to the same period in fiscal 2019, primarily due to lower debt repayments of $188.1 million and higher proceeds of $87.7 million from credit facilities drawdowns, partially offset by higher stock repurchase activities of $70.8 million.

Accounts Receivable, net

	April 30, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$634.8	$553.9	$80.9	15%
Changes in our accounts receivable balance are primarily driven by the timing of customer billing and collection activities.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Current assets	$1,960.8	$1,738.9	$221.9	13%
Current liabilities	2,054.2	1,752.5	301.7	17%
Working capital (deficit)	$(93.4)	$(13.6)	$(79.8)	587%
Increases in our working capital deficit were primarily due to an increase in deferred revenue of $184.0 million, an increase in short-term debt of $103.8 million, an increase in current operating lease liabilities of $72.5 million, partially offset by an increase in cash and cash equivalents of $127.8 million, an increase in accounts receivable of $80.9 million and a decrease in accounts payable and accrued liabilities of $59.4 million. We did not see an impact on our working capital deficit during this period from the COVID-19 pandemic.
Other Commitments — Credit and Term Loan Facilities
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2020, we were in compliance with all financial covenants.
As of April 30, 2020, we had $111.4 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $90.0 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$9,376
2021	27,187
2022	75,000
Total	$111,563
In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of April 30, 2020, we had $24.4 million outstanding under the agreement.
As of October 31, 2019, we had $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities. There was no outstanding balance under the Revolver as of October 31, 2019.

There was $100.0 million outstanding balance under the Revolver as of April 30, 2020. We expect our borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of April 30, 2020, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
Contractual Obligations
Contractual obligations as of April 30, 2020 are as follows:

	Total	Remainder of Fiscal 2020	Fiscal 2021/ Fiscal 2022	Fiscal 2023/ Fiscal 2024	Thereafter	Other
	(in thousands)
Operating leases	$603,017	$43,314	$155,359	$109,844	$294,500	$—
Purchase obligations(1)	365,500	186,721	169,234	9,545	—	—
Other obligations(2)	237,226	134,176	103,050	—	—	—
Long-term accrued income taxes(3)	24,589	—	—	—	24,589	—
Total	$1,230,332	$364,211	$427,643	$119,389	$319,089	$—

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of April 30, 2020. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, Revolver, credit facilities, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits as of April 30, 2020. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2020 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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
As of April 30, 2020, our exposure to market risk has not changed materially since October 31, 2019. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, filed with the SEC on December 20, 2019.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of April 30, 2020, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2020, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no additional changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys Hungary withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, we recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. A Hungarian Supreme Court hearing date set for April 16, 2020 was postponed due to the COVID-19 pandemic. As of April 30, 2020, we have requested but not yet received a new hearing date, which would be granted at the discretion of the Hungarian Supreme Court.

Item 1A.	Risk Factors
A description of the risk factors associated with our business is set forth below. Investors should carefully consider these risks and uncertainties before investing in our common stock.
The COVID-19 pandemic could have a material adverse effect on our business, operations and financial condition.
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we have experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 novel coronavirus pandemic, governments and businesses have taken unprecedented actions to contain the virus, including social distancing, travel restrictions, shelter-in-place orders and restrictions on non-essential businesses. These restrictions have significantly curtailed global economic activity and have caused substantial volatility and disruption in global financial markets. We have transitioned most of our employees in affected regions to work remotely in order to comply with applicable restrictions, and have implemented travel restrictions and other changes to our business operations. It is unclear when a return to our offices in affected regions will be permitted, or what limitations will be in place once our employees return to our offices. We have modified, and may further modify, our business practices in response to the risks and negative impacts caused by the COVID-19 pandemic, but we cannot be certain that these measures will be successful.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy, continued responses by governments and businesses to COVID-19, the ability to secure timely payment from customers, the ability to accurately estimate customer demand, reduced willingness of current and potential customers to purchase our products and services due to their own business and market uncertainties, the ability of our business partners and third-party providers to fulfill their responsibilities and commitments, the ability to secure adequate and timely supply of equipment and materials from suppliers for our hardware products, and the ability to develop and deliver our products. In addition, continued weak economic conditions may result in impairment in value of our tangible and intangible assets. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the electronic design automation (EDA) industry as a whole, our Semiconductor & System Design segment product sales, and to some extent our Software Integrity segment product sales, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies, and their customers. The increasing complexity of designs of systems-on-chips, integrated circuits, electronic systems and customers’ concerns about managing costs have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to the impact of the COVID-19 pandemic. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Additional taxes, interest, and potential penalties, and uncertainty around changes in tax laws of various countries; and

•	Other factors beyond our control such as natural disasters, terrorism, civil unrest, war, and infectious diseases and pandemics, including COVID-19.
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

For example, beginning in May 2019, the United States government placed certain entities on the “Entity List,” restricting the sale of U.S. technologies to the named entities. As a result of this government action, we are not able to book new business with these entities, and revenue associated with these entities is put “on hold” until either the contract expires, or the restriction is lifted. In addition, in May 2020, the United States government placed further restrictions on certain entities on the Entity List to prevent them from sharing designs developed using U.S. software or technology with other entities on the Entity List and obtaining semiconductors manufactured with processes that use U.S. software and technology. The impact of this latest restriction on our business is unclear at this time. In response to these actions or similar actions taken by the United States, other countries may adopt tariffs and trade barriers that could limit our ability to offer our products and services. Current and potential customers who are concerned or affected by such tariffs or restrictions may respond by developing their own products or replacing our solutions, which would have an adverse effect on our business. In addition, government or customer efforts, attitudes, laws, or policies regarding technology independence may lead to non-U.S. customers favoring their domestic technology solutions that could compete with or replace our products, which would also have an adverse effect on our business.
In addition to tariffs and other trade barriers, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. If we violate these laws and regulations, we could be subject to fines, penalties or criminal sanctions, and may be prohibited from conducting business in one or more countries. Although we have implemented policies and procedures to help ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
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
Uncertainty caused by the recent challenging global economic conditions, including due to the effects of the COVID-19 pandemic, could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts. Outside of a slowdown in customer commitments in our Software Integrity segment, we have not seen evidence of impacts on customer orders from the COVID-19 pandemic to date.
We cannot predict the stability of the economy as a whole or the industries in which we operate. Further economic instability could adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. There is uncertainty regarding how proposed, contemplated or future changes to the complex laws and regulations governing our industry, the banking and financial services industry, and the economy could affect our business. In addition, economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as the result of any disruption of international trade relationships or the effects of the COVID-19 pandemic. In the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.

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

•
Changes in demand for our products due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to the COVID-19 pandemic or other reasons;

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

•
General economic and political conditions that affect the semiconductor and electronics industries, such as disruptions to international trade relationships, including tariffs, export licenses, or other trade barriers affecting our or our suppliers' products, as well as impacts due to the COVID-19 pandemic; and

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
We store sensitive data, including intellectual property, our proprietary business information and that of our customers, and confidential employee information, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. As a result of the COVID-19 pandemic and shelter-in-place orders, most of our employees in affected areas are working remotely, which magnifies the importance of the integrity of our remote access security measures.
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
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including delays or disruptions as a result of the COVID-19 pandemic, could adversely affect our operating results and financial condition.

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

•	Potential reductions in overall margins, as the gross margin for our hardware products is typically lower than those of our software products;

•	Longer sales cycles, which create risks of insufficient, excess or obsolete inventory and variations in inventory valuation, which can adversely affect our operating results;

•	Decreases or delays in customer purchases in favor of next-generation releases, which may lead to excess or obsolete inventory or require us to discount our older hardware products;

•	Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and

•	Potential impacts on our supply chain due to the effects of the COVID-19 pandemic.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense or limitations on our ability to utilize tax credits, could result in a material increase in our tax expense and impact our financial position and cash flows. For example, in May 2020, the State of California proposed suspending certain corporate research and development tax credits for three years in response to the fiscal impact of the COVID-19 pandemic, which could result in an increase in our tax expense if enacted.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. Since the beginning of fiscal 2019, the U.S. Treasury Department has issued proposed regulations that could have a material impact on our ability to claim certain tax benefits related to the Tax Act. While we continue to evaluate the potential impact on our estimated annual tax rate, certain of these regulations have not been finalized and are subject to change. As additional regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. Accounting for certain of these provisions requires the exercise of significant judgment.
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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme

Court on July 5, 2019. A Hungarian Supreme Court hearing date set for April 16, 2020 was postponed due to the COVID-19 pandemic. As of April 30, 2020, we have requested but not yet received a new hearing date, which would be granted at the discretion of the Hungarian Supreme Court. For further discussion of the Hungary audit, see Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Non-U.S. Examinations."
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
As of April 30, 2020, approximately 63% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including the Tax Act provisional transition tax, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
We depend in large part upon the services of key members of our senior management team to drive our future success. If we were to lose the services of any member of our senior management team, our business could be adversely affected. To be successful, we must also attract and retain key technical, sales and managerial employees, including those who join us in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense and has increased. Our employees are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees could harm our business, results of operations and financial condition, and our recruiting and retention efforts may be negatively impacted by restrictions on travel and business activity due to the COVID-19 pandemic. Additionally, efforts to recruit and retain qualified employees could be costly and negatively impact our operating expenses.
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
From time to time, our cash equivalent and short-term investment portfolio consists of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, municipal securities and other securities, and bank deposits. Our investment portfolio carries both interest rate risk and credit risk and may be negatively impacted by the economic effects of the COVID-19 pandemic. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired.

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
We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the accruals for uncertain tax positions, valuation allowances on deferred tax assets, allowances for doubtful accounts, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results. In addition, we cannot predict the full impact of the COVID-19 pandemic on our business operations. The uncertainty affects management’s estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions.
Catastrophic events may disrupt our business and harm our operating results.
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic (including the COVID-19 pandemic), or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, foreign sales and our foreign infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases such as the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In December 2019, we entered into an accelerated share repurchase agreement (the December 2019 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the December 2019 ASR, we made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2020. Total shares purchased under the December 2019 ASR were approximately 0.7 million shares, at an average purchase price of $149.75 per share.
In February 2020, we entered into an accelerated share repurchase agreement (the February 2020 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the February 2020 ASR, we made a prepayment of $100.0 million to receive initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in May 2020. Total shares purchased under the February 2020 ASR were approximately 0.7 million shares, at an average purchase price of $140.41 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2020:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs(1)
Month #1
February 2, 2020 through March 7, 2020	651,716	$153.44	651,716	$200,000,000
Month #2
March 8, 2020 through April 4, 2020	—	$—	—	$200,000,000
Month #3
April 5, 2020 through May 2, 2020	—	$—	—	$200,000,000
Total	651,716	$153.44	651,716	$200,000,000

(1)	As of April 30, 2020, $200.0 million remained available for future repurchases under the program.
(2) Amounts are calculated based on the settlement date.
See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/17/2018
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/15/2020
10.2	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.5	4/15/2020
10.3	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.6	4/15/2020
10.4	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.7	4/15/2020
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: May 22, 2020	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)