Form 10-Q
period 2020-07-31
SYNOPSYS INC
filed 2020-08-21
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 19, 2020, there were 151,761,689 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2020	October 31, 2019*
ASSETS
Current assets:
Cash and cash equivalents	$1,049,922	$728,597
Accounts receivable, net	638,489	553,895
Inventories, net	159,813	141,518
Income taxes receivable and prepaid taxes	20,960	24,855
Prepaid and other current assets	316,831	290,052
Total current assets	2,186,015	1,738,917
Property and equipment, net	484,529	429,532
Operating lease right-of-use assets, net	472,244	—
Goodwill	3,356,407	3,171,179
Intangible assets, net	275,338	279,374
Long-term prepaid taxes	8,279	15,503
Deferred income taxes	463,894	390,129
Other long-term assets	416,544	380,526
Total assets	$7,663,250	$6,405,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$549,906	$506,459
Operating lease liabilities, current	71,861	—
Accrued income taxes	20,653	15,904
Deferred revenue	1,389,609	1,212,476
Short-term debt	24,248	17,614
Total current liabilities	2,056,277	1,752,453
Operating lease liabilities, non-current	470,215	—
Long-term accrued income taxes	27,011	29,911
Long-term deferred revenue	111,915	90,102
Long-term debt	107,104	120,093
Other long-term liabilities	289,411	323,725
Total liabilities	3,061,933	2,316,284
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 151,758 and 150,331 shares outstanding, respectively	1,519	1,503
Capital in excess of par value	1,623,586	1,635,455
Retained earnings	3,597,944	3,164,144
Treasury stock, at cost: 5,503 and 6,930 shares, respectively	(554,304)	(625,642)
Accumulated other comprehensive income (loss)	(72,820)	(92,447)
Total Synopsys stockholders’ equity	4,595,925	4,083,013
Non-controlling interest	5,392	5,863
Total stockholders’ equity	4,601,317	4,088,876
Total liabilities and stockholders’ equity	$7,663,250	$6,405,160

*	Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Time-based products	$612,065	$537,569	$1,758,601	$1,649,590
Upfront products	210,931	177,552	491,417	451,466
Maintenance and service	141,138	137,849	409,824	408,557
Total revenue	964,134	852,970	2,659,842	2,509,613
Cost of revenue:
Products	118,478	113,533	344,469	346,163
Maintenance and service	60,812	59,496	184,940	178,113
Amortization of intangible assets	13,718	13,603	40,732	45,927
Total cost of revenue	193,008	186,632	570,141	570,203
Gross margin	771,126	666,338	2,089,701	1,939,410
Operating expenses:
Research and development	322,602	284,804	939,456	846,429
Sales and marketing	156,456	157,109	455,511	471,720
General and administrative	73,516	67,382	204,734	165,794
Amortization of intangible assets	9,931	10,111	29,545	31,211
Restructuring charges	(1,977)	19,338	36,446	33,746
Total operating expenses	560,528	538,744	1,665,692	1,548,900
Operating income	210,598	127,594	424,009	390,510
Other income (expense), net	26,256	5,317	22,584	23,373
Income before income taxes	236,854	132,911	446,593	413,883
Provision (benefit) for income taxes	(16,057)	32,982	(20,299)	42,230
Net income	$252,911	$99,929	$466,892	$371,653
Net income per share:
Basic	$1.67	$0.67	$3.10	$2.48
Diluted	$1.62	$0.65	$3.01	$2.42
Shares used in computing per share amounts:
Basic	151,352	150,123	150,731	149,708
Diluted	155,973	154,600	155,074	153,859
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net income	$252,911	$99,929	$466,892	$371,653
Other comprehensive income (loss):
Change in foreign currency translation adjustment	18,102	(2,123)	14,099	(67)
Cash flow hedges:
Deferred gains (losses), net of tax of $(4,169) and $(1,823), for the three and nine months ended July 31, 2020, respectively, and of $(464) and $(2,178) for each of the same periods in fiscal 2019, respectively.	12,399	(1,070)	3,965	4,844
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(134) and $(262), for the three and nine months ended July 31, 2020, respectively, and of $(702) and $(2,988) for each of the same periods in fiscal 2019, respectively.	709	3,260	1,563	11,747
Other comprehensive income (loss), net of tax effects	31,210	67	19,627	16,524
Comprehensive income	$284,121	$99,996	$486,519	$388,177
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2020	150,908	$1,509	$1,655,787	$3,356,489	$(634,669)	$(104,030)	$4,275,086	$5,863	$4,280,949
Net income				252,911			252,911	(471)	252,440
Other comprehensive income (loss), net of tax effects						31,210	31,210		31,210
Purchases of treasury stock	(149)				(20,000)		(20,000)		(20,000)
Equity forward contract			20,000				20,000		20,000
Common stock issued, net of shares withheld for employee taxes	999	10	(114,038)	(11,456)	100,365		(25,119)		(25,119)
Stock-based compensation			61,837				61,837		61,837
Balance at July 31, 2020	151,758	$1,519	$1,623,586	$3,597,944	$(554,304)	$(72,820)	$4,595,925	$5,392	$4,601,317

Balance at October 31, 2019	150,331	$1,503	$1,635,455	$3,164,144	$(625,642)	$(92,447)	$4,083,013	$5,863	$4,088,876
Net income				466,892			466,892	(471)	466,421
Other comprehensive income (loss), net of tax effects						19,627	19,627		19,627
Purchases of treasury stock	(1,380)	(12)	12		(200,000)		(200,000)		(200,000)
Common stock issued, net of shares withheld for employee taxes	2,807	28	(182,036)	(33,092)	271,338		56,238		56,238
Stock-based compensation			170,155				170,155		170,155
Balance at July 31, 2020	151,758	$1,519	$1,623,586	$3,597,944	$(554,304)	$(72,820)	$4,595,925	$5,392	$4,601,317

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2019	149,982	$1,500	$1,659,484	$2,912,811	$(567,503)	$(96,720)	$3,909,572	$5,863	$3,915,435
Net income				99,929			99,929		99,929
Other comprehensive income (loss), net of tax effects						67	67		67
Purchases of treasury stock	(775)	(8)	8		(100,000)		(100,000)		(100,000)
Common stock issued, net of shares withheld for employee taxes	1,166	12	(101,310)	(9,310)	95,399		(15,209)		(15,209)
Stock-based compensation			39,447				39,447		39,447
Balance at July 31, 2019	150,373	$1,504	$1,597,629	$3,003,430	$(572,104)	$(96,653)	$3,933,806	$5,863	$3,939,669

Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015
Net income				371,653			371,653		371,653
Retained earnings adjustment due to adoption of accounting standards related to revenue(1)				257,594			257,594		257,594
Retained earnings adjustment due to adoption of an accounting standard related to income taxes(2)				(130,544)			(130,544)		(130,544)
Other comprehensive income (loss), net of tax effects						16,524	16,524		16,524
Purchases of treasury stock	(1,901)	(19)	19		(209,185)		(209,185)		(209,185)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	3,009	30	(140,841)	(38,961)	234,763		54,991		54,991
Stock-based compensation			113,621				113,621		113,621
Balance at July 31, 2019	150,373	$1,504	$1,597,629	$3,003,430	$(572,104)	$(96,653)	$3,933,806	$5,863	$3,939,669

(1)
See Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 for additional information on the retained earnings adjustment due to adoption of Accounting Standards Codification (ASC) 606 and ASC 340, “Other Assets and Deferred Costs”.

(2)
See Note 11. Income Taxes in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 for additional information on the retained earnings adjustment due to adoption of Accounting Standard Update (ASU) 2016-16.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net income	$466,892	$371,653
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	159,156	152,133
Reduction of operating lease right-of-use assets	62,585	—
Amortization of capitalized costs to obtain revenue contracts	44,851	46,230
Stock-based compensation	170,155	114,826
Allowance for doubtful accounts	14,875	8,950
(Gain) loss on sale of property and investments	(1,994)	(4,052)
Deferred income taxes	(74,374)	(9,664)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(89,667)	89,370
Inventories	(17,040)	(39,431)
Prepaid and other current assets	(21,350)	(38,224)
Other long-term assets	(77,895)	(114,344)
Accounts payable and accrued liabilities	43,842	(45,200)
Operating lease liabilities	(57,968)	—
Income taxes	6,128	(6,963)
Deferred revenue	160,966	53,980
Net cash provided by operating activities	789,162	579,264
Cash flows from investing activities:
Proceeds from sales of long-term investments	2,151	6,361
Purchases of long-term investments	(2,762)	—
Purchases of property and equipment	(120,234)	(122,358)
Cash paid for acquisitions and intangible assets, net of cash acquired	(201,045)	—
Capitalization of software development costs	(3,035)	(2,245)
Net cash used in investing activities	(324,925)	(118,242)
Cash flows from financing activities:
Proceeds from credit facilities	276,490	192,897
Repayment of debt	(284,218)	(520,312)
Issuances of common stock	123,237	107,354
Payments for taxes related to net share settlement of equity awards	(66,985)	(52,309)
Purchase of equity forward contract	—	(20,000)
Purchases of treasury stock	(200,000)	(209,185)
Other	—	(762)
Net cash used in financing activities	(151,476)	(502,317)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,700	4,975
Net change in cash, cash equivalents and restricted cash	321,461	(36,320)
Cash, cash equivalents and restricted cash, beginning of year	730,527	725,001
Cash, cash equivalents and restricted cash, end of period	$1,051,988	$688,681
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
Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income, stockholders’ equity and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2019 as filed with the SEC on December 20, 2019.
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
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which supersedes the previous lease requirements in Topic 840. Topic 842 was subsequently amended by several ASUs. The new guidance requires a lessee to recognize a right-of-use (ROU) asset and a lease liability for most operating leases in the consolidated balance sheets. These ASUs also made minor changes to lessor accounting and aligns key aspects of the lessor accounting model with the new revenue recognition guidance. The new standard did not have a material impact on the unaudited condensed consolidated financial statements for arrangements in which the Company is the lessor.
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
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC 606), “Revenue from Contracts with Customers,” which the Company adopted in fiscal 2019. See Note 2. Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 for revenue recognition policies under the new revenue guidance ASC 606.
Note 3. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
EDA	55%	57%	58%	59%
IP & System Integration	35%	33%	32%	31%
Software Integrity Products & Services	10%	10%	10%	10%
Other	0%	0%	0%	0%
Total	100%	100%	100%	100%

Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the unaudited condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the unaudited condensed consolidated balance sheets.
Contract balances are as follows:

	As of
	July 31, 2020	October 31, 2019
	(in thousands)
Contract assets	$216,516	$210,557
Unbilled receivables	$53,028	$38,175
Deferred revenue	$1,501,524	$1,302,578

During the nine months ended July 31, 2020, the Company recognized $926.2 million of revenue that was included in the deferred revenue balance as of October 31, 2019. During the nine months ended July 31, 2019, the Company recognized $785.1 million of revenue that was included in the deferred revenue balance as of October 31, 2018.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.6 billion as of July 31, 2020, which includes $604.6 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. The contracted but unsatisfied or partially unsatisfied performance obligations expected to be recognized over the next 12 months are approximately 58%, with the remainder recognized thereafter.
During the three and nine months ended July 31, 2020, the Company recognized $25.9 million and $78.0 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and nine months ended July 31, 2019, the Company recognized $17.5 million and $64.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of July 31, 2020 were $92.1 million and included in other assets in the Company’s unaudited condensed consolidated balance sheets. Amortization of these assets was $16.6 million and $44.9 million during the three and nine months ended July 31, 2020, respectively, and included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of these assets was $17.8 million and $46.2 million during the three and nine months ended July 31, 2019, respectively, and included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.
Note 4. Business Combinations
During the nine months ended July 31, 2020, the Company completed several acquisitions for an aggregate consideration of $238.3 million, net of cash acquired as described below:

•
During the second quarter of fiscal 2020, the Company completed an acquisition for an aggregate consideration of $105.7 million; including cash consideration of $75.7 million and $30.0 million equal to the fair value of the Company’s products exchanged in connection with the acquisition.

The consideration of $105.7 million was allocated to $20.6 million of identifiable intangible assets, $4.2 million of net tangible assets, and $80.9 million in goodwill, on a preliminary basis. The fair value of these intangible assets was estimated using the income method. These transactions are not considered to be material to the Company’s unaudited condensed consolidated statements of operations. The acquisition was attributable to the Semiconductor & System Design reporting segment.
Concurrent to this transaction, the Company also executed a design service arrangement and recognized an asset of $10.7 million for the off-market component. The $10.7 million contract asset is expected to be amortized over the contractual period of the agreement of five years.

•
In addition to the above, the Company also completed several other acquisitions for an aggregate cash consideration of $132.6 million, net of cash acquired. The preliminary purchase allocations are $44.7 million of identifiable intangible assets and $92.4 million in goodwill, of which $12.9 million is attributable to the Software Integrity reporting segment. The fair value of these intangible assets and goodwill are estimated using the income method.

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
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended July 31, 2020 were as follows:

(in thousands)
Balance at October 31, 2019	$3,171,179
Additions	173,341
Effect of foreign currency translation	11,887
Balance at July 31, 2020	$3,356,407

Intangible Assets
In-process research and development (IPR&D) as of July 31, 2020 consisted of acquired projects that, if completed, will be reclassified to core/developed technology upon completion, or if abandoned, will be written off. Intangible assets as of July 31, 2020 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$827,232	$692,545	$134,687
Customer relationships	380,817	268,574	112,243
Contract rights intangible	192,757	185,357	7,400
Trademarks and trade names	43,096	28,070	15,026
In-process research and development (IPR&D)	1,214	—	1,214
Capitalized software development costs	43,112	38,344	4,768
Total	$1,488,228	$1,212,890	$275,338

Intangible assets as of October 31, 2019 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$791,647	$655,119	$136,528
Customer relationships	358,661	242,058	116,603
Contract rights intangible	184,304	181,124	3,180
Trademarks and trade names	42,929	25,581	17,348
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	40,077	35,562	4,515
Total	$1,418,818	$1,139,444	$279,374

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Core/developed technology	$12,472	$12,825	$37,515	$43,229
Customer relationships	8,971	9,303	26,444	28,261
Contract rights intangible	1,272	808	3,829	2,790
Trademarks and trade names	934	778	2,489	2,858
Capitalized software development costs(1)	947	700	2,782	2,207
Total	$24,596	$24,414	$73,059	$79,345

(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets as of July 31, 2020:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$22,033
2021	75,568
2022	60,735
2023	44,733
2024	34,398
2025 and thereafter	36,657
IPR&D	1,214
Total	$275,338

Note 6. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.

As of July 31, 2020, the balances of the Company’s cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$280,417	$—	$—	$—	$280,417
Total:	$280,417	$—	$—	$—	$280,417

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
As of October 31, 2019, the balances of the Company’s cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$166,024	$—	$—	$—	$166,024
Total:	$166,024	$—	$—	$—	$166,024

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	July 31, 2020	October 31, 2019
	(in thousands)
Cash and cash equivalents	$1,049,922	$728,597
Restricted cash included in Prepaid expenses and other current assets	1,287	1,174
Restricted cash included in Other long-term assets	779	756
Total cash, cash equivalents and restricted cash	$1,051,988	$730,527

Non-marketable equity securities. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately held companies. The investments that the Company have less than 20% equity interests and/or do not have the ability to exercise significant influence are accounted using the measurement alternative when the fair value of the investment is not readily determinable. Securities accounted for as equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. The cost basis of securities sold is based on the specific identification method. See Note 7. Fair Value Measures.
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

The Company did not have any gains or losses related to discontinuation of cash flow hedges during the three and nine months ended July 31, 2020 and 2019.

Prior to adoption of ASU 2017-12, hedge effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income (expense), net. During the three and nine months ended July 31, 2020 and 2019, the amounts recognized in other income (expense) for ineffectiveness and excluded component were immaterial.

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
The effects of the non-designated derivative instruments on the Company’s unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Gain (loss) recorded in other income (expense), net	$2,995	$1,179	$1,891	$4,314

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	July 31, 2020	October 31, 2019
	(in thousands)
Total gross notional amount	$838,981	$817,441
Net fair value	$4,796	$3,494

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
The following table represents the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at July 31, 2020
Other current assets	$7,103	$60
Accrued liabilities	$2,268	$100
Balance at October 31, 2019
Other current assets	$7,327	$53
Accrued liabilities	$3,715	$171

The following table represents the unaudited condensed consolidated statements of operations location in Revenue/Deferred Revenue and Operating Expenses and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2020
Foreign exchange contracts	Revenue	$626	Revenue	$466
Foreign exchange contracts	Operating expenses	11,773	Operating expenses	(1,175)
Total		$12,399		$(709)
Three months ended July 31, 2019
Foreign exchange contracts	Revenue	$(994)	Revenue	$685
Foreign exchange contracts	Operating expenses	(76)	Operating expenses	(3,945)
Total		$(1,070)		$(3,260)
Nine months ended July 31, 2020
Foreign exchange contracts	Revenue	$2,836	Revenue	$648
Foreign exchange contracts	Operating expenses	1,129	Operating expenses	(2,211)
Total		$3,965		$(1,563)
Nine months ended July 31, 2019
Foreign exchange contracts	Revenue	$(253)	Revenue	$1,048
Foreign exchange contracts	Operating expenses	5,097	Operating expenses	(12,795)
Total		$4,844		$(11,747)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2020:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$280,417	$280,417	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	7,163	—	7,163	—
Other long-term assets:
Deferred compensation plan assets	269,484	269,484	—	—
Total assets	$557,064	$549,901	$7,163	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,368	$—	$2,368	$—
Other long-term liabilities:
Deferred compensation plan liabilities	269,484	269,484	—	—
Total liabilities	$271,852	$269,484	$2,368	$—
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2019:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$166,024	$166,024	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	7,380	—	7,380	—
Other long-term assets:
Deferred compensation plan assets	249,822	249,822	—	—
Total assets	$423,226	$415,846	$7,380	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,886	$—	$3,886	$—
Other long-term liabilities:
Deferred compensation plan liabilities	249,822	249,822	—	—
Total liabilities	$253,708	$249,822	$3,886	$—

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
Note 8. Liabilities and Restructuring Charges
In the second quarter of fiscal 2019, the Company initiated a restructuring plan for involuntary and voluntary employee termination and facility closure actions as part of a business reorganization to better position the Company for future growth by reallocating resources to priority areas, and to a lesser extent, eliminating operational redundancy. The total charges under the 2019 restructuring plan were $84 million and consisted primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP).
During the three and nine months ended July 31, 2020, the Company adjusted restructuring charges by approximately $(2.0) million and incurred restructuring charges of $36.4 million, respectively, under the 2019 restructuring plan. These charges consisted primarily of severance, termination, and retirement benefits. During the three and nine months ended July 31, 2020, the Company made payments of $25.0 million and $55.7 million, respectively, related to the 2019 employee termination actions. As of July 31, 2020, $3.3 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets. The remaining balance will be paid in fiscal 2020.
During the three and nine months ended July 31, 2019, the Company incurred restructuring charges of approximately $19.3 million and $33.7 million, respectively, for involuntary employee termination actions and the VRP. These charges consisted primarily of severance, termination and retirement benefits. As of July 31, 2019, $20.8 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets. As of October 31, 2019, $22.6 million related to the 2019 employee termination actions remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets.
Accounts payable and accrued liabilities consist of:

	As of
	July 31, 2020	October 31, 2019
	(in thousands)
Payroll and related benefits	$417,403	$417,157
Other accrued liabilities	95,377	69,487
Accounts payable	37,126	19,815
Total	$549,906	$506,459

Other long-term liabilities consist of:

	As of
	July 31, 2020	October 31, 2019
	(in thousands)
Deferred compensation liability	$269,484	$249,822
Other long-term liabilities	19,927	73,903
Total	$289,411	$323,725

Note 9. Credit and Term Loan Facilities

On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2020, the Company was in compliance with all financial covenants.
As of July 31, 2020, the Company had $106.7 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $82.5 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$4,688
2021	27,187
2022	75,000
Total	$106,875

In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of July 31, 2020, the Company had $24.6 million outstanding under the agreement.
As of October 31, 2019, the Company had $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities. There was no outstanding balance under the Revolver as of October 31, 2019.
There was no outstanding balance under the Revolver as of July 31, 2020. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 10. Leases
The Company has operating lease arrangements for office space, data center, equipment and other corporate assets. These leases have various expiration dates through March 31, 2032, some of which include options to extend the leases for up to 10 years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments.

The components of the Company’s lease expense during the period presented are as follows:

	Three Months Ended July 31,	Nine Months Ended July 31,
	2020	2020
	(in thousands)
Operating lease expense	$23,450	$69,932
Variable lease expense (1)	1,447	3,439
Total lease expense	$24,897	$73,371
(1) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended July 31,	Nine Months Ended July 31,
	2020	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$18,637	$52,766
ROU assets obtained in exchange for operating lease liabilities	$27,063	$56,846

Lease term and discount rate information related to the Company’s operating leases as of the end of the period presented are as follows:

July 31, 2020
Weighted-average remaining lease term (in years)	8.84
Weighted-average discount rate	2.56%

The following represents the maturities of the Company’s future lease payments due under operating leases as of July 31, 2020:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2020	$18,137
2021	86,552
2022	76,714
2023	61,045
2024	56,901
Thereafter	311,341
Total future minimum lease payments	610,690
Less: Imputed interest	68,614
Total lease liabilities	$542,076

As of July 31, 2020, the Company has additional operating leases for facilities that have not yet commenced with future undiscounted lease payments of $57.0 million. These operating leases will commence before March 1, 2021, with lease terms between 3.0 years and 9.0 years.

As of October 31, 2019, the future minimum lease payments due under non-cancellable operating leases were as follows:

Minimum Lease Payments(1)
(in thousands)
Fiscal year
2020	$79,286
2021	79,703
2022	69,477
2023	53,909
2024	48,730
Thereafter	291,494
Total	$622,599
(1) Amounts based on Topic 840, Leases.
Note 11. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	July 31, 2020	October 31, 2019
	(in thousands)
Cumulative currency translation adjustments	$(73,828)	$(87,929)
Unrealized gain (loss) on derivative instruments, net of taxes	1,008	(4,518)
Total accumulated other comprehensive income (loss)	$(72,820)	$(92,447)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$466	$685	$648	$1,048
Operating expenses	(1,175)	(3,945)	(2,211)	(12,795)
Total reclassifications into net income	$(709)	$(3,260)	$(1,563)	$(11,747)

Note 12. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 19, 2020. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company’s Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means, including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2020, $500.0 million remained available for future repurchases under the program.
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
In February 2020, the Company entered into an accelerated share repurchase agreement (the February 2020 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the February 2020 ASR, the Company made a prepayment of $100.0 million to receive initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in May 2020. Total shares purchased under the February 2020 ASR were approximately 0.7 million shares, at an average purchase price of $140.41 per share.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020(3)	2019(1)	2020(3)	2019(1)(2)
	(in thousands)
Total shares repurchased	149	775	1,380	1,901
Total cost of the repurchased shares	$20,000	$100,000	$200,000	$209,185
Reissuance of treasury stock	999	1,166	2,807	3,009

(1) Does not include the 90,202 shares or $20.0 million equity forward contract from the June 2019 ASR settled in August 2019.
(2) The third quarter of fiscal 2019 includes the settlement of the 97,601 shares or $20.0 million equity forward contract from the February 2019 ASR settled in May 2019.
(3) The third quarter of fiscal 2020 includes the settlement of the 148,953 shares or $20.0 million equity forward contract from the February 2020 ASR settled in May 2020.
Note 13. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Cost of products	$6,478	$4,493	$18,174	$12,684
Cost of maintenance and service	1,959	1,694	6,109	4,675
Research and development expense	31,367	19,383	86,469	55,802
Sales and marketing expense	10,863	7,360	29,483	21,790
General and administrative expense	11,170	6,523	29,920	19,876
Stock-based compensation expense before taxes	61,837	39,453	170,155	114,827
Income tax benefit	(10,562)	(6,593)	(29,062)	(19,188)
Stock-based compensation expense after taxes	$51,275	$32,860	$141,093	$95,639

As of July 31, 2020, the Company had $387.5 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of July 31, 2020, the Company had $42.5 million of total unrecognized stock-based compensation expense relating to the ESPP, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Intrinsic value of awards exercised	$50,087	$37,436	$152,397	$96,014

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
The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$252,911	$99,929	$466,892	$371,653
Denominator:
Weighted average common shares for basic net income per share	151,352	150,123	150,731	149,708
Dilutive effect of common share equivalents from equity-based compensation	4,621	4,477	4,343	4,151
Weighted average common shares for diluted net income per share	155,973	154,600	155,074	153,859
Net income per share:
Basic	$1.67	$0.67	$3.10	$2.48
Diluted	$1.62	$0.65	$3.01	$2.42
Anti-dilutive employee stock-based awards excluded(1)	3	152	610	798

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
Information by reportable segment was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Total Segments:
Revenue	$964,134	$852,970	$2,659,842	$2,509,613
Adjusted operating income	323,553	216,581	731,890	627,369
Adjusted operating margin	34%	25%	28%	25%
Semiconductor & System Design:
Revenue	$870,734	$769,411	$2,392,542	$2,260,372
Adjusted operating income	308,730	207,773	697,273	604,497
Adjusted operating margin	35%	27%	29%	27%
Software Integrity:
Revenue	$93,400	$83,559	$267,300	$249,241
Adjusted operating income	14,823	8,808	34,617	22,872
Adjusted operating margin	16%	11%	13%	9%

Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of intangible assets, stock compensation and other operating expenses, are presented in the table below to provide a reconciliation of the total adjusted operating income from segments to the Company’s consolidated operating income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Total segment adjusted operating income	$323,553	$216,581	$731,890	$627,369
Reconciling items:
Amortization of intangible expense	(23,649)	(23,714)	(70,277)	(77,138)
Stock-based compensation expense	(61,837)	(39,453)	(170,155)	(114,827)
Other	(27,469)	(25,820)	(67,449)	(44,894)
Total operating income	$210,598	$127,594	$424,009	$390,510

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
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to the Company’s products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Revenue:
United States	$432,692	$407,408	$1,245,570	$1,231,951
Europe	94,297	90,074	277,951	257,502
Korea	96,344	84,968	291,175	272,486
Japan	77,819	65,709	230,586	203,486
Asia Pacific and Other	262,982	204,811	614,560	544,188
Consolidated	$964,134	$852,970	$2,659,842	$2,509,613

Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.
One customer, including its subsidiaries, accounted for greater than 10% of the Company’s total revenue for the three and nine months ended July 31, 2020 and for the three and nine months ended July 31, 2019, respectively.
Note 16. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Interest income	$780	$1,789	$3,137	$5,280
Interest expense	(941)	(2,214)	(4,390)	(10,608)
Gain (loss) on assets related to deferred compensation plan	26,153	4,686	20,166	25,201
Foreign currency exchange gain (loss)	123	696	5,255	2,999
Other, net	141	360	(1,584)	501
Total	$26,256	$5,317	$22,584	$23,373

Note 17. Income Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Income before income taxes	$236,854	$132,911	$446,593	$413,883
Provision (benefit) for income taxes	$(16,057)	$32,982	$(20,299)	$42,230
Effective tax rate	(6.8)%	24.8%	(4.5)%	10.2%

Beginning in the Company’s fiscal 2019, the annual statutory federal corporate tax rate is 21%.
The Company’s effective tax rate for the nine months ended July 31, 2020 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal and California tax research credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and the realizability of U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. In view of the Tax Court opinion, the Company amended its cost-sharing arrangement effective February 1, 2016 to exclude stock-based compensation expense on a prospective basis and reflected the corresponding benefits in its income tax expense for fiscal years 2016, 2017 and 2018. On July 24, 2018, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) reversed the decision of the Tax Court, and then subsequently withdrew its decision on August 7, 2018. A rehearing of the case was held on June 7, 2019. The Ninth Circuit subsequently overturned the July 27, 2015 Tax Court decision. In the third quarter of 2019, as a result of the Ninth Circuit decision, the Company recorded a tax expense of $18.3 million related to fiscal years 2016, 2017 and 2018. The Company's intercompany cost-sharing arrangement was terminated at the end of fiscal 2018 as part of a restructuring. During the third quarter of 2020, the U.S. Supreme Court declined to review the Ninth Circuit decision.

The Company’s effective tax rate decreased in the three months ended July 31, 2020 as compared to the same period in fiscal 2019, primarily due to federal taxation of foreign earnings offset by deemed paid foreign tax credits reported on the Company's fiscal 2019 federal tax return filed during the three months ended July 31, 2020 and the impact of the Altera Ninth Circuit decision recorded in the three months ended July 31, 2019. The Company’s effective tax rate decreased in the nine months ended July 31, 2020, as compared to the same period in fiscal 2019, primarily due to an increase in excess tax benefits from stock-based compensation and the realization of U.S. foreign tax credits.
The U.S. Treasury Department has issued proposed regulations that could impact the calculation of income taxes. While the Company continues to evaluate the potential impact on its estimated annual tax rate, certain regulations have not been finalized and are subject to change. The Company will take into account these regulations once finalized.
In response to the fiscal impact of the COVID-19 pandemic, the State of California enacted legislation on June 29, 2020 that would suspend the use of certain corporate research and development tax credits for a three-year period beginning in our fiscal 2021, which could impact the Company's tax expense.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $43 million.
Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU was adopted on the first day of fiscal 2019. As a result of the adoption, the Company recorded a decrease of approximately $130.5 million in retained earnings as of the beginning of the period of adoption, with a corresponding decrease in prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets other than inventory previously deferred. The Company will recognize the income tax consequences of new intra-entity transfers of assets other than inventory in the consolidated statements of operations in the period when the transaction takes place.
U.S. Examinations
In the third quarter of fiscal 2020, the Company reached a final settlement with the California Franchise Tax Board for fiscal years 2015 through 2017 and recognized $19.2 million in previously unrecognized tax benefits.
Non-U.S. Examinations
Hungarian Tax Authority
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Court. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court’s opinion was received on May 16, 2019 and Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. A Hungarian Supreme Court hearing date set for April 16, 2020 was postponed due to the COVID-19 pandemic and is now rescheduled for September 10, 2020.

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
Note 19. Effect of New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequently issued amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. The adoption of Topic 326 will not have material impact to the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A. Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning business outlook, opportunities and strategies; customer demand and market expansion; strategies related to our products and technology; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and buybacks; the expected impact of U.S. and foreign government actions on our financial results; the expected impact of the COVID-19 pandemic. Forward-looking statements may be identified by words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” and “forecast,” or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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
Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, our sales could be affected based on their research and development budgets, and our customers’ spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs.
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
COVID-19 Pandemic
The COVID-19 pandemic has caused minor disruptions to our business operations, with a limited impact on our operating results thus far. Given the unpredictable nature of the COVID-19 pandemic’s impact on the global economy, our historical results may not be an indication of future performance.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy generally and the semiconductor and electronics industries specifically, and continued responses by governments and businesses to COVID-19. We have not identified trends that we expect will materially impact our future operating results at this time. As we recognize our revenue for software licenses over the arrangement period, any potential impact related to COVID-19 may be delayed. We have not observed any changes in the design activity of customers, but we experienced a slowdown in customer commitments in our Software Integrity segment. We have not received any significant requests from our customers to either delay payments or modify arrangements due to COVID-19. However, this situation could change in future periods and the extent that these requests may impact our business is uncertain. We have also experienced minor disruptions in our hardware supply chain, which we have been able to address with minimal impact to our business operations to date.
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
Our results of operations for the three and nine months of fiscal 2020 and 2019 ended on August 1, 2020 and August 3, 2019, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
Financial Performance Summary
In the third quarter of fiscal 2020 compared to the same period of fiscal 2019, our financial performance reflects the following:

•	Revenues were $964.1 million, an increase of $111.2 million or 13%, primarily due to our continued organic growth.

•
Total cost of revenue and operating expenses were $753.5 million, an increase of $28.2 million, primarily due to increases in employee-related costs of $34.6 million resulting from increases in organic growth and acquisitions and higher deferred compensation expenses of $21.5 million, partially offset by a decrease in restructuring costs of $21.3 million.

•	Operating income was $210.6 million, an increase of $83.0 million or 65%.
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
Total Revenue

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$870.7	$769.4	$101.3	13%
Software Integrity Segment	93.4	83.6	9.8	12%
Total	$964.1	$853.0	$111.1	13%
Nine months ended
Semiconductor & System Design Segment	$2,392.5	$2,260.3	$132.2	6%
Software Integrity Segment	267.3	249.3	18.0	7%
Total	$2,659.8	$2,509.6	$150.2	6%
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
The increase in total revenue for the three months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily attributable to the continued organic growth of the business in time-based and upfront IP license products, and to a lesser extent, higher maintenance and service revenue.
The increase in total revenue for the nine months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily attributable to the continued organic growth of the business in time-based and upfront IP license products.
See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of revenue by geographic areas.
Time-Based Products Revenue

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$612.1	$537.6	$74.5	14%
Percentage of total revenue	63%	63%
Nine months ended	$1,758.6	$1,649.6	$109.0	7%
Percentage of total revenue	66%	66%

The increase in time-based products for the three and nine months ended July 31, 2020 compared to the same periods in fiscal 2019 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

Upfront Products Revenue

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$210.9	$177.6	$33.3	19%
Percentage of total revenue	22%	21%
Nine months ended	$491.4	$451.5	$39.9	9%
Percentage of total revenue	19%	18%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2020 compared to the same periods in fiscal 2019 was primarily due to an increase in the sale of IP products driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$43.7	$42.3	$1.4	3%
Professional services and other revenue	97.4	95.5	1.9	2%
Total	$141.1	$137.8	$3.3	2%
Percentage of total revenue	15%	16%
Nine months ended
Maintenance revenue	$128.8	$137.1	$(8.3)	(6)%
Professional services and other revenue	281.0	271.5	9.5	3%
Total maintenance and service revenue	$409.8	$408.6	$1.2	—%
Percentage of total revenue	15%	16%
The increase and decrease, respectively, in maintenance revenue for the three and nine months ended July 31, 2020 compared to the same periods in fiscal 2019 were primarily due to changes in the volume and type of arrangements that include maintenance.
The increase in professional services and other revenue for the three and nine months ended July 31, 2020 compared to the same periods in fiscal 2019 was primarily due to an increase in the volume of IP consulting projects and the timing of IP consulting projects.

Cost of Revenue

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$118.5	$113.5	$5.0	4%
Cost of maintenance and service revenue	60.8	59.5	1.3	2%
Amortization of intangible assets	13.7	13.6	0.1	1%
Total	$193.0	$186.6	$6.4	3%
Percentage of total revenue	20%	22%
Nine months ended
Cost of products revenue	$344.5	$346.2	$(1.7)	—%
Cost of maintenance and service revenue	184.9	178.1	6.8	4%
Amortization of intangible assets	40.7	45.9	(5.2)	(11)%
Total	$570.1	$570.2	$(0.1)	—%
Percentage of total revenue	21%	23%
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
The increase in cost of revenue for the three months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily due to an increase of $2.6 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, higher deferred compensation expenses of $2.4 million, and an increase of $2.0 million in consulting costs primarily related to servicing IP consulting arrangements.
The cost of revenue for the nine months ended July 31, 2020 remained relatively flat compared to the same period in fiscal 2019, primarily due to decreases of $15.0 million in hardware costs and $5.2 million in amortization of intangible assets, partially offset by increases of $11.1 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, $4.0 million in depreciation and maintenance expenses, and $3.9 million in consulting costs primarily related to servicing IP consulting arrangements.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$322.6	$284.8	$37.8	13%
Percentage of total revenue	33%	33%
Nine months ended	$939.5	$846.4	$93.1	11%
Percentage of total revenue	35%	34%
The increase in research and development expenses for the three months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily due to an increase of $25.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, higher deferred compensation expenses of $12.1 million, and increases of $2.3 million in facility expenses and $1.9 million in consultants and contractor costs.
The increase in research and development expenses for the nine months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily due to increases of $77.1 million in personnel-related costs as a result of headcount increases, including those from acquisitions, $14.4 million in facility expenses, and $6.4 million in consultants and contractor costs, partially offset by lower deferred compensation expenses of $3.7 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$156.5	$157.1	$(0.6)	0%
Percentage of total revenue	16%	18%
Nine months ended	$455.5	$471.7	$(16.2)	(3)%
Percentage of total revenue	17%	19%
The sales and marketing expenses for the three months ended July 31, 2020 remained relatively flat compared to the same period in fiscal 2019, primarily due to a decrease of $8.3 million in travel and marketing expenses that included reduced expenses as a result of COVID-19 restrictions, partially offset by higher deferred compensation expenses of $4.3 million and an increase in personnel-related costs of $3.1 million.
The decrease in sales and marketing expenses for the nine months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily due to a decrease of $16.0 million that included reduced travel and marketing expenses as a result of COVID-19 restrictions.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended	$73.5	$67.4	$6.1	9%
Percentage of total revenue	8%	8%
Nine months ended	$204.7	$165.8	$38.9	23%
Percentage of total revenue	8%	7%
The increase in general and administrative expenses for the three months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily due to increases of $3.9 million in depreciation and maintenance expenses, $3.5 million in personnel-related costs, and higher deferred compensation expenses of $2.7 million, partially offset by a decrease of $1.8 million in professional service costs.
The increase in general and administrative expenses for the nine months ended July 31, 2020 compared to the same period in fiscal 2019 was primarily due to a legal settlement of $18.0 million in our favor in the first quarter of fiscal 2019 and increases of $11.6 million in personnel-related expenses and $9.5 million in depreciation and maintenance expenses, partially offset by a decrease of $1.8 million in professional service costs.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$13.7	$13.6	$0.1	1%
Included in operating expenses	9.9	10.1	(0.2)	(2)%
Total	$23.6	$23.7	$(0.1)	—%
Percentage of total revenue	2%	3%
Nine months ended
Included in cost of revenue	$40.7	$45.9	$(5.2)	(11)%
Included in operating expenses	29.5	31.2	(1.7)	(5)%
Total	$70.2	$77.1	$(6.9)	(9)%
Percentage of total revenue	3%	3%
The decrease in amortization of intangible assets for the three and nine months ended July 31, 2020 compared to the same periods in fiscal 2019 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.
Restructuring Charges
In the second quarter of fiscal 2019, our management approved, committed and initiated a restructuring plan (the Plan) as part of a business reorganization. Total charges under the Plan was $84 million and consisted primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP).
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), Net

	July 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.8	$1.8	$(1.0)	(56)%
Interest expense	(0.9)	(2.2)	1.3	(59)%
Gain (loss) on assets related to executive deferred compensation plan	26.2	4.7	21.5	457%
Foreign currency exchange gain (loss)	0.1	0.7	(0.6)	(86)%
Other, net	0.1	0.4	(0.3)	(75)%
Total	$26.3	$5.4	$20.9	387%
Nine months ended
Interest income	$3.1	$5.3	$(2.2)	(42)%
Interest expense	(4.4)	(10.6)	6.2	(58)%
Gain (loss) on assets related to executive deferred compensation plan	20.2	25.2	(5.0)	(20)%
Foreign currency exchange gain (loss)	5.3	3.0	2.3	77%
Other, net	(1.6)	0.5	(2.1)	(420)%
Total	$22.6	$23.4	$(0.8)	(3)%
The net increase in other income (expense) for the three months ended July 31, 2020 as compared to the same period in fiscal 2019 was primarily due to higher gains in the market value of our executive deferred compensation plan assets.
The net decrease in other income (expense) for the nine months ended July 31, 2020 as compared to the same period in fiscal 2019 was primarily due to lower gains in the market value of our executive deferred compensation plan assets, partially offset by lower interest expenses due to a lower debt balance.
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
Semiconductor & System Design Segment

	July 31,
	2020	2019	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$308.7	$207.8	$100.9	49%
Adjusted operating margin	35%	27%	8%	30%
Nine months ended
Adjusted operating income	$697.3	$604.5	$92.8	15%
Adjusted operating margin	29%	27%	2%	7%
The increase in adjusted operating income for the three and nine months ended July 31, 2020 compared to the same periods in fiscal 2019 was primarily due to an increase in revenue from arrangements booked in prior periods.

Software Integrity Segment

	July 31,
	2020	2019	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$14.8	$8.8	$6.0	68%
Adjusted operating margin	16%	11%	5%	45%
Nine months ended
Adjusted operating income	$34.6	$22.9	$11.7	51%
Adjusted operating margin	13%	9%	4%	44%
The increase in adjusted operating income for the three and nine months ended July 31, 2020 compared to the same periods in fiscal 2019 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate decreased in the three months ended July 31, 2020 as compared to the same period in fiscal 2019, primarily due to federal taxation of foreign earnings offset by deemed paid foreign tax credits reported on our fiscal 2019 federal tax return filed during the three months ended July 31, 2020 and the impact of the Altera Ninth Circuit decision recorded in the three months ended July 31, 2019. Our effective tax rate decreased in the nine months ended July 31, 2020, as compared to the same period in fiscal 2019, primarily due to an increase in excess tax benefits from stock-based compensation and the realization of U.S. foreign tax credits.
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
As of July 31, 2020, we held an aggregate of $386.6 million in cash and cash equivalents in the United States and an aggregate of $663.3 million in our foreign subsidiaries. As a result of the Tax Act, if we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings made after December 31, 2017 would not be subject to further U.S. federal tax. In addition, we have provided foreign deferred taxes on our undistributed earnings, which is sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2020.

Cash and Cash Equivalents

	July 31, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$1,049.9	$728.6	$321.3	44%
Cash and cash equivalents increased primarily due to cash from our operations and net proceeds from our credit facilities. The increase in cash and cash equivalents was partially offset by stock repurchases, repayment of debt, cash used for acquisitions, and purchases of property and equipment.
Cash Flows

	Nine Months Ended July 31,
	2020	2019	$ Change
	(dollars in millions)
Cash provided by operating activities	$789.2	$579.3	$209.9
Cash used in investing activities	(324.9)	(118.2)	(206.7)
Cash used in financing activities	(151.5)	(502.3)	350.8
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
Cash provided by operating activities for the nine months ended July 31, 2020 was higher compared to the same period in fiscal 2019, primarily attributable to higher deferred revenue due to timing of contracts and invoicing, higher net income and lower disbursements in operations, including vendors and tax payments.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended July 31, 2020 was higher compared to the same period in fiscal 2019, primarily due to higher cash paid for acquisitions of $201.0 million.
Cash Used in Financing Activities
Cash used in financing activities for the nine months ended July 31, 2020 was lower compared to the same period in fiscal 2019, primarily due to lower debt repayments of $236.1 million and higher proceeds of $83.6 million from credit facilities drawdowns.
Accounts Receivable, net

	July 31, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$638.5	$553.9	$84.6	15%
Changes in our accounts receivable balance are primarily driven by the timing and volume of customer billing and collection activities.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2020	October 31, 2019	$ Change	% Change
	(dollars in millions)
Current assets	$2,186.0	$1,738.9	$447.1	26%
Current liabilities	2,056.3	1,752.5	303.8	17%
Working capital (deficit)	$129.7	$(13.6)	$143.3	(1,054)%
Increases in our working capital were primarily due to an increase in cash and cash equivalents of $321.3 million and an increase in accounts receivable of $84.6 million, partially offset by an increase in deferred revenue of $177.1 million, an increase in current operating lease liabilities of $71.9 million, and an increase in accounts payable and accrued liabilities of $43.4 million. We did not see a significant impact on our working capital during this period from the COVID-19 pandemic.
Other Commitments — Credit and Term Loan Facilities
As of July 31, 2020, we had $106.7 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $82.5 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2020	$4,688
2021	27,187
2022	75,000
Total	$106,875
In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of July 31, 2020, we had $24.6 million outstanding under the agreement.
As of October 31, 2019, we had $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities. There was no outstanding balance under the Revolver as of October 31, 2019.
There was no outstanding balance under the Revolver as of July 31, 2020. We expect our borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Other
As of July 31, 2020, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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

Contractual Obligations
Contractual obligations as of July 31, 2020 are as follows:

	Total	Remainder of Fiscal 2020	Fiscal 2021/ Fiscal 2022	Fiscal 2023/ Fiscal 2024	Thereafter	Other
	(in thousands)
Operating leases	$610,690	$18,137	$163,266	$117,946	$311,341	$—
Purchase obligations(1)	328,570	175,633	144,879	8,058	—	—
Other obligations(2)	132,625	29,575	103,050	—	—	—
Long-term accrued income taxes(3)	27,011	—	—	—	27,011	—
Total	$1,098,896	$223,345	$411,195	$126,004	$338,352	$—

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of July 31, 2020. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, credit facilities, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits as of July 31, 2020. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2020 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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
As of July 31, 2020, our exposure to market risk has not changed materially since October 31, 2019. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, filed with the SEC on December 20, 2019.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of July 31, 2020, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2020, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no additional changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary’s tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys Hungary withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court’s opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, we recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. A Hungarian Supreme Court hearing date set for April 16, 2020 was postponed due to the COVID-19 pandemic and is now rescheduled for September 10, 2020.

Item 1A.	Risk Factors
A description of the risk factors associated with our business is set forth below. Investors should carefully consider these risks and uncertainties before investing in our common stock.
The COVID-19 pandemic could have a material adverse effect on our business, operations and financial condition.
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 novel coronavirus pandemic, governments and businesses have taken unprecedented actions to contain the virus, including social distancing, travel restrictions, shelter-in-place orders and restrictions on non-essential businesses. These restrictions have significantly curtailed global economic activity and have caused substantial volatility and disruption in global financial markets. We transitioned most of our employees in affected regions to work remotely in order to comply with applicable restrictions and government requirements, and implemented travel restrictions and other changes to our business operations. We are in the process of bringing back certain essential employees to offices in a few jurisdictions. Each office must follow physical distancing guidelines and affirmative health measures in compliance with different local and national requirements. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic. We cannot be certain that these measures will be successful.
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
There is inherent risk, based on the complex relationships between certain Asian countries and the United States, that political, diplomatic, or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations.

For example, beginning in May 2019, the United States government placed certain entities on the “Entity List,” restricting the sale of U.S. technologies to the named entities. As a result of this government action, unless and until the restriction is lifted, we are not able to ship products or provide support to these entities. In addition, in May 2020, the United States government placed further restrictions on certain entities on the Entity List to prevent them from sharing designs developed using U.S. software or technology with other entities on the Entity List and obtaining semiconductors manufactured with processes that use U.S. software and technology. In August 2020, the Entity List rules were further revised such that any company with knowledge that a customer will use certain U.S. technologies to design or produce any item for a Huawei-affiliated company on the Entity List must obtain a license prior to any export of such technologies. We believe that this latest restriction will not materially impact our business at this time, but cannot predict the impact that additional regulatory changes may have on our business in the future. In response to these actions or similar actions taken by the United States, other countries may adopt tariffs and trade barriers that could limit our ability to offer our products and services. Current and potential customers who are concerned or affected by such tariffs or restrictions may respond by developing their own products or replacing our solutions, which would have an adverse effect on our business. In addition, government or customer efforts, attitudes, laws, or policies regarding technology independence may lead to non-U.S. customers favoring their domestic technology solutions that could compete with or replace our products, which would also have an adverse effect on our business.
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

•
General economic and political conditions that affect the semiconductor and electronics industries, such as disruptions to international trade relationships, including tariffs, export licenses, or other trade barriers affecting our or our suppliers’ products, as well as impacts due to the COVID-19 pandemic; and

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
In our Semiconductor & System Design segment, we compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation (now part of Siemens AG). We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process. Moreover, our customers internally develop design tools and capabilities that compete with our products, including internal designs that compete with our IP products. In the area of IP products, we compete against numerous other IP providers as well as our customers’ internally developed IP.
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
Our software products, including our hosted solutions as well as our software security and quality testing solutions, may also be vulnerable to cyber attacks. An attack could disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information, or cause other destructive outcomes. As a result, our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
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
Our success depends in part upon protecting our proprietary technology. Our efforts to protect our technology may be costly and unsuccessful. We rely on agreements with customers, employees and other third-parties as well as intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach. Additionally, despite our measures to prevent piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue if their efforts are successful. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also be stolen, otherwise become known, or be independently developed by competitors.
From time to time, we may need to commence litigation or other legal proceedings in order to:

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
The FASB periodically issues new accounting standards on a variety of topics, including, for example, revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 19 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Effect of New Accounting Pronouncements.” These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results. For example, the new revenue recognition standard became applicable to us at the beginning of fiscal 2019 and there is an increased volatility in our total revenue with less predictability than the prior accounting standard.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense or limitations on our ability to utilize tax credits, could result in a material increase in our tax expense and impact our financial position and cash flows. For example, in response to the fiscal impact of the COVID-19 pandemic, the State of California enacted legislation on June 29, 2020 that would suspend the use of certain corporate research and development tax credits for a three-year period beginning in our fiscal 2021, which could result in an impact in our tax expense.
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

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme Court on July 5, 2019. A Hungarian Supreme Court hearing date set for April 16, 2020 was postponed due to the COVID-19 pandemic and is now rescheduled for September 10, 2020. For further discussion of the Hungary audit, see Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”
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
As of July 31, 2020, approximately 63% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including the Tax Act provisional transition tax, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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

The inclusion of third-party intellectual property in our products can also subject us and our customers to infringement claims. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. Regardless of outcome, infringement claims may require us to use significant resources and may divert management’s attention.
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market, and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and other regulations, including “conflict minerals” regulations affecting our hardware products, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic (including the COVID-19 pandemic), or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases such as the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In December 2019, we entered into an accelerated share repurchase agreement (the December 2019 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the December 2019 ASR, we made a prepayment of $100.0 million to receive initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2020. Total shares purchased under the December 2019 ASR were approximately 0.7 million shares, at an average purchase price of $149.75 per share.
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
The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2020:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs(1)
Month #1
May 3, 2020 through June 6, 2020	148,953	$134.27	148,953	$200,000,000
Month #2
June 7, 2020 through July 4, 2020	—	$—	—	$500,000,000
Month #3
July 5, 2020 through August 1, 2020	—	$—	—	$500,000,000
Total	148,953	$134.27	148,953	$500,000,000

(1)	As of July 31, 2020, $500.0 million remained available for future repurchases under the program.
(2) Amounts are calculated based on the settlement date.
See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/17/2018
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: August 21, 2020	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)