Form 10-K
period 2020-10-31
SYNOPSYS INC
filed 2020-12-15
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $17.7 billion. Aggregate market value excludes an aggregate of approximately 38.9 million shares of common stock held by the registrant’s executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On December 10, 2020, 153,032,497 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, scheduled to be held on April 8, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal year ended October 31, 2020

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Form 10-K or Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. Any statements herein that are not statements of historical fact are forward-looking statements. Words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” “likely,” “potential,” “seek,” or the negatives of such terms, and similar expressions are intended to identify forward-looking statements. This Form 10-K includes, among others, forward-looking statements regarding:

•	our business, product and platform strategies;

•	our business outlook;

•	the potential impact of the COVID-19 pandemic on our business;

•	the continuation of current industry trends towards customer and vendor consolidation, and the impact of such consolidation;

•	prior and future acquisitions, including the expected benefits and risks of completed acquisitions;

•	the impact of macroeconomic conditions and trade disruptions on our business and our customers’ businesses;

•	demand for our products and our customers’ products;

•	the expected realization of our backlog;

•	customer license renewals;

•	the completion of development of our unfinished products, or further development or integration of our existing products;

•	technological trends in integrated circuit design;

•	our ability to successfully compete in the markets in which we serve;

•	our license mix, our business model, and variability in our revenue;

•	litigation;

•	our ability to protect our intellectual property;

•	the impact of new and recently adopted accounting pronouncements;

•	our cash, cash equivalents and cash generated from operations;

•	our available-for-sale securities; and

•	our future liquidity requirements.
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

Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2020 and 2019 were 52-week years and ended on October 31, 2020 and November 2, 2019, respectively. Fiscal 2018 was a 53-week year and ended on November 3, 2018. Fiscal 2021 will be a 52-week year.
For presentation purposes, this Form 10-K refers to the closest calendar month end.

PART I

Item 1. Business
Company and Segment Overview

Synopsys, Inc. provides products and services used across the entire Silicon to Software™ spectrum to bring Smart Everything to life. From engineers creating advanced semiconductors to product teams developing advanced electronic systems to software developers seeking to ensure the security and quality of their code, our customers trust that our technologies will enable them to meet new requirements for low power as well as reliability, mobility, and security.

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

We are also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of our Software Integrity segment.
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
Background

In this era of Smart Everything, we have seen a remarkable proliferation of consumer and wireless electronic products, particularly mobile devices. The growth of the Internet and cloud computing has provided people with new ways to create, store, and share information. At the same time, the increasing use of electronics in cars, buildings, appliances, and other consumer products is creating a connected landscape of smart devices. Numerous software applications (apps) have been developed to expand the potential of these connected devices. The increasing impact of artificial intelligence and machine learning is driving an increase in the activity of new and existing chip and system design companies around the world.

These developments have been fueled by innovation in the semiconductor and software industries. It is now common for a single chip to combine many components (processor, communications, memory, custom logic, input/output) and embedded software into a single system-on-chip (SoC), necessitating highly complex chip designs. The most complex chips today contain more than a billion transistors. Transistors are the basic building blocks for ICs, each of which may have features that are less than 1/1,000th the diameter of a human hair. At such small dimensions, the wavelength of light itself can become an obstacle to production, proving too big to create such dense features and requiring creative and complicated new approaches from designers. Designers have turned to new manufacturing techniques to solve these problems, such as multiple-patterning lithography and FinFET transistors, which in turn have introduced new challenges to design and production.

The popularity of mobile devices and other electronic products has increased demand for chips and systems with greater functionality and performance, reduced size, and lower power consumption. Our customers, who design those products, are facing intense pressure to deliver innovative offerings in shorter timeframes and at lower prices. In other words, innovation in chip and system design often hinges on providing products “better,” “sooner,” and “cheaper” than competitors. The designs of these chips and systems are extremely complex and necessitate state-of-the-art design solutions. Over the past several years, market verticals including AI, 5G, automotive and cloud computing infrastructure have contributed to ongoing demand for our products and services.

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
Our Role—As the Silicon to Software Partner

Synopsys' Silicon to Software technologies and services are designed to help our customers—chip and system engineers and software developers—to speed time to market, achieve the highest quality of results, mitigate risk, and maximize profitability.

Chip and system designers must determine how best to design, locate, and connect the building blocks of chips, and to verify that the resulting design behaves as intended and can be manufactured efficiently and cost-effectively. This is a complex, multi-step process that is both expensive and time-consuming. Our wide range of products help designers at different steps in the overall design process, from the design of individual ICs to the design of larger systems. Our products increase designer productivity and efficiency by automating tasks, keeping track of large amounts of design data, adding intelligence to the design process, facilitating reuse of past designs, and reducing errors. Our IP products offer proven, high-quality pre-configured circuits that are ready to use in a chip design, saving customers time and enabling them to direct resources to features that differentiate their products. Our global service and support engineers also provide expert technical support and design assistance to our customers.

Software developers are responsible for writing code that not only accomplishes their goals as efficiently as possible, but also runs securely and is free of defects. We offer products that can help developers write higher quality, more secure code by analyzing their code for quality defects and known security vulnerabilities, adding intelligence and automation to the software testing process, and helping to eliminate defects in a systematic manner. To the extent that developers make use of open source software in their code, our products can help developers better manage the composition and security of the code. Our products enable software developers to catch flaws earlier in the development cycle, when they are less costly to fix.
Products and Services
Semiconductor & System Design Segment

Our Semiconductor & System Design segment includes the EDA, IP and System Integration and Other revenue categories.

EDA

Designing ICs involves many complex steps: architecture definition, register transfer level (RTL) design, functional/RTL verification, logic design or synthesis, gate-level verification, floorplanning, place and route, and physical verification, to name just a few. Designers use our EDA products to automate the IC design process, reduce errors, and enable more powerful and robust designs. Our platforms comprehensively address the process, featuring a large number of EDA products that generally fall into the following categories:

•	Digital and custom IC design and field programmable gate array (FPGA) design, which includes software tools to design an IC;

•	Verification, which includes technology to verify that an IC design behaves as intended; and

•	Manufacturing, which includes products that both enable early manufacturing process development and convert IC design layouts into the masks used to manufacture the chips.

Digital and Custom IC Design

Our Fusion Design Platform™ provides customers with a comprehensive digital design implementation solution that includes industry-leading products and redefines conventional design tool boundaries to deliver a more integrated flow than ever before, with better quality and time to results. The platform gives designers the flexibility to integrate internally developed tools as well as those from third parties. With innovative technologies, a common foundation, and flexibility, our Fusion Design Platform helps reduce design times, decrease uncertainties in the design steps, and minimize the risks inherent in advanced, complex IC design. The platform supports multiple technology nodes, including advanced nodes at 12nm, 10nm, 8/7nm, 6 nm, 5/4nm, and 3nm, with technology collaborations on next-generation process technologies.

Key design products, available as part of the Fusion Design Platform, include Fusion Compiler™ RTL to GDSII design implementation, Design Compiler® logic synthesis, IC Compiler™ II physical design, Synopsys TestMAXTM test and diagnosis, PrimeTime® static timing analysis, StarRC™ parasitic extraction, and IC Validator physical verification. In 2020, we launched two new solutions to address some of the most pressing challenges facing the industry. 3DIC Compiler is the industry’s first next-generation chip packaging solution, aimed at enabling customers to combine or stack multiple dice on a single chip. Our new DSO.ai™ solution utilizes artificial intelligence to autonomously learn from the process of IC design and further enable design teams to more efficiently reach design targets (performance, power, and area).

Our Custom Design Platform™ is a unified suite of design and verification tools that accelerates the transistor-level design of robust analog, mixed-signal, and custom-digital ICs. The platform features visually assisted layout automation, high-performance circuit simulation, reliability-aware verification, and natively integrated StarRC™ extraction and physical verification. Platform tools include HSPICE® and FineSim® SPICE circuit simulators, CustomSim™ FastSPICE, Custom Compiler layout and schematic editor, StarRC parasitic extraction, and IC Validator physical verification.

Our Silicon Lifecycle Management Platform is a new data analytics-driven platform that uses on-chip monitor and sensor data to optimize all phases of the silicon lifecycle—from design and manufacturing to in-field deployment and maintenance. This platform currently includes the PrimeShield™ design robustness solution, the SiliconDash data analytics engine, Yield Explorer® design yield analysis, and process, voltage and temperature sensors, with additional capabilities to be rolled out over time.
FPGA Design

FPGAs are complex chips that can be customized or programmed to perform a specific function after they are manufactured. For FPGA design, we offer Synplify® (Pro® and Premier) implementation and Identify® debug software tools.
Verification

Our Verification Continuum® platform is built from our industry-leading and fastest verification technologies, providing virtual prototyping, static and formal verification, simulation, emulation, FPGA-based prototyping, and debug in a unified environment with verification IP, planning, and coverage technology. By providing consistent compile, runtime and debug environments across the flow of verification tasks and by enabling seamless transitions across functions, the platform helps our customers accelerate chip verification, bring up software earlier, and get to market sooner with advanced SoCs.

The individual products included in the Verification Continuum platform are reported in our EDA and IP and System Integration revenue categories. The solutions reported in our EDA revenue include the following:

•
VC SpyGlass™ family of static verification technologies including lint, CDC (clock domain crossing), RDC (reset domain crossing), Constraint Checking, Synopsys TestMAX Advisor, and low-power analysis and verification;

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
IP and System Integration
IP Products

As more functionality converges into a single device or even a single chip, and as chip designs grow more complex, the number of third-party IP blocks incorporated into designs is rapidly increasing. We provide the largest and broadest portfolio of high-quality, silicon-proven IP solutions for SoCs. Our broad DesignWare IP portfolio includes:

•	High-quality solutions for widely used wired and wireless interfaces such as USB, PCI Express, DDR, Ethernet, SATA, MIPI, HDMI, and Bluetooth Low Energy;

•	Logic libraries and embedded memories, including memory compilers, non-volatile memory, standard cells, and integrated test and repair;

•	Processor solutions, including configurable ARC® processor cores, software, Embedded Vision processor cores and application-specific instruction-set processor (ASIP) tools for embedded applications;

•	IP subsystems for audio, sensor, and data fusion functionality that combine IP blocks, an efficient processor, and software into an integrated, pre-verified subsystem;

•	Security IP solutions, including cryptographic cores and software, security subsystems, platform security and content protection IP;

•	An industry-leading offering of IP for the automotive market, optimized for strict functional safety and reliability standards such as ISO 26262;

•	Analog IP including data converters and audio codecs; and

•	SoC infrastructure IP, datapath and building block IP, mathematical and floating-point components, Arm® AMBA® interconnect fabric and peripherals, and verification IP.

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

Our Verification IP portfolio, part of our Verification Continuum platform, is also part of the IP Products category.
System Integration Solutions

Our System Integration verification solutions include the following elements of our Verification Continuum platform:

•	HAPS® FPGA-based prototyping systems, which are integrated and scalable hardware-software solutions for early software development and faster time to market;

•
Virtualizer™ virtual prototyping solution, which addresses the increasing development challenges associated with software-rich semiconductor and electronic products by accelerating both the development and deployment of virtual prototypes; and

•	Platform Architect solution, which provides for early analysis and optimization of multi-core SoC architectures for performance and power.

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

Software Integrity Segment

Our Software Integrity segment provides a comprehensive solution for building integrity—security, quality and compliance testing—into our customers’ software development lifecycle and supply chain. These testing tools, services, and programs enable our customers to manage open source license compliance and detect and remediate security vulnerabilities and defects across their entire software development lifecycle. Our offerings include security and quality testing products, managed services, programs and professional services, and training.

Key offerings in the security, quality and compliance testing space include:

•
Polaris Software Integrity Platform™, which is designed to provide customers with an easy-to-use and integrated platform that enables organizations to intelligently orchestrate software testing or integrate Synopsys products and third-party tools into DevOps workflows. Introduced in April 2019 with its initial configuration, Polaris Software Integrity Platform™ will be enhanced throughout 2021 and beyond;

•
Coverity® static analysis tools, which analyze software code to find crash-causing bugs, incorrect program behavior, the latest security vulnerabilities, memory leaks and other performance-degrading flaws;

•
Black Duck™ software composition analysis tools, which scan binary and source code for license and compliance issues and other known security vulnerabilities stemming from incorporated third-party and open source code;

•	Seeker® IAST tool, which identifies exploitable security vulnerabilities while web applications are running, thereby verifying results and eliminating false positives; and

•
Defensics® fuzz testing tools, which examine security vulnerabilities in software binaries and libraries, particularly network protocols and file formats, by systematically sending invalid or unexpected inputs to the system under test.

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

Sales and Distribution

Our Semiconductor & System Design segment customers are primarily semiconductor and electronics systems companies. The customers for products in our Software Integrity segment include many of these companies as well as companies from a wider array of industries, including electronics, financial services, automotive, medicine, energy and industrials.

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

Revenue Attributable to Product Categories and Segments

Revenue attributable to each of our four product categories (with EDA, IP & Systems Integration, and Other comprising our Semiconductor & System Design segment) is shown below as a percentage of our total revenue for those fiscal years.

Aggregate revenue derived from one of our customers and its subsidiaries through multiple agreements accounted for 12.4%, 12.8% and 15.4% of our total revenue in fiscal 2020, 2019 and 2018, respectively. In each such year, the revenue derived from such customer and its subsidiaries was primarily attributable to our Semiconductor & System Design segment.
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

We typically license our DesignWare IP products under nonexclusive license agreements that provide usage rights for specific designs. Fees under these licenses are typically charged on a per design basis plus, in some cases, royalties. See Note 2 of Notes to Consolidated Financial Statements for further information.

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

Within our Semiconductor & System Design segment, Synopsys also competes against numerous other IP providers, including Cadence Design Systems, Inc., and our customers' internally developed IP. We generally compete on the basis of product quality, reliability and features, availability of titles for new manufacturing processes, ease of integration with customer designs, compatibility with design tools, license terms, price and payment terms, and customer support.

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
Proprietary Rights

We primarily rely upon a combination of copyright, patent, trademark, and trade secret laws and license and non-disclosure agreements to establish and protect our proprietary rights. We have a diversified portfolio of more than 3,300 United States and foreign patents issued, and we will continue to pursue additional patents in the future. Our issued patents have expiration dates through 2040. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may independently develop similar technology. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. While protecting our proprietary technology is important to our success, our business as a whole is not significantly dependent upon any single patent, copyright, trademark, or license.

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
Corporate Social Responsibility at Synopsys

We recognize that our significant role in shaping a future of Smart Everything brings important responsibilities. The future is not smart if it is not sustainable, fair and secure. Our "Smart Future" Corporate Social Responsibility (CSR) program provides a focus and structure for how Synopsys addresses both our own operational impact on the world and our ability to influence others around us. We are helping address global issues such as climate change, as well as focusing on the need for social justice and equality.

Through our CSR program, we are committed to taking actions related to our operational impact, such as driving diversity and inclusion initiatives throughout our workforce and on our Board of Directors, building security into our products, and reducing our environmental impact. Synopsys has committed to ambitious CSR goals, including, for example, a pledge to reduce our Scope 1 and Scope 2 greenhouse gas emissions by 25% by 2024, compared with our 2018 baseline. Additional detail on our proactive efforts to address climate change are included in our Corporate Social Responsibility Report, CDP Climate Change Questionnaire, and on our website.1

1The contents of our website and our Corporate Social Responsibility Report and CDP Climate Change Questionnaire are referenced for general information only and are not incorporated into this 10-K.

Our Smart Future commitment also means applying our problem-solving approach, people, technology and other resources to influence those around us—including our customers, partners and suppliers—to join us in driving positive change in the world.  Synopsys technology is in action in countless ways: from bringing safety and security to the driverless car revolution to enabling the technologies that are an increasingly vital component of protecting human health and well-being.  As the role of computing increases exponentially, IoT, 5G and machine learning applications risk driving similarly exponential energy consumption and carbon emissions. This makes Synopsys’ work to enable low-power computing at the device level and in the cloud especially critical to the industry’s sustainability.  At the same time, we are advancing global supply chain sustainability as a member of the Responsible Business Alliance and our Synopsys for Good program combines volunteer time, our technology expertise and financial donations to bring STEM education and other support to the communities in which we work.
Human Capital Resources

Synopsys is committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. As of October 31, 2020, Synopsys had 15,036 employees, of which approximately 35% are in the Americas, and 65% in other global regions. Approximately 80% of our employees are engineers, and almost half of those employees hold Masters’ or PhD degrees. Human capital measures and objectives that Synopsys focuses on in managing its business include employee safety, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.
COVID-19 and Employee Safety
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. Our global pandemic efforts include leveraging the advice and recommendations of infectious disease experts to establish proper safety standards and secure appropriate levels of personal protective equipment. We launched regional emergency response teams to ensure that our employees have the appropriate equipment and support to safely and productively work remotely. In addition, in order to reinforce a deep connection and establish clear direction with our employees, we have significantly increased leadership updates and management outreach. As part of our planning, we also solicited voluntary individual profiles from our employees, enabling us to efficiently and effectively address their unique needs. Our employees have been provided with a composite of benefits and support initiatives to address the inherent challenges of working remotely during a pandemic. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure productivity while working from home.
Engaging the Entire Team
We address employee engagement through three foundational areas: recruiting and retaining a diverse workforce, soliciting and addressing employee feedback, and frequent management outreach to ensure commitment, engagement, continuous learning and skills development.
Our workforce is representative of the industry we serve. We are highly technical, enjoy pushing the boundaries of what is possible and are individually innovative. In 2020, we grew our global team by approximately 8% with a keen focus on increasing the number of technical women in our workforce and ensuring a vibrant talent pipeline through early career hiring. We had an external hiring rate of 27% women and 29% early career hires (defined as within one year of a candidate’s most recent academic degree). In this same timeframe, our undesired turnover rate has been notably low, compared to competitive benchmarks and historical trends. We attribute our strong retention to a number of factors, including exciting and challenging assignments, strong leadership and management, the opportunity to learn new skills and advance careers, the strength of our technology, customer relationships and business, along with competitive and equitable total rewards.
To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance.  We benchmark for market practices, and regularly review our compensation against the market to ensure it remains competitive. We also offer a comprehensive and tailored set of benefits for employees and their families, providing protection from unexpected losses or medical expenses. Our benefits programs are tailored to the various geographies in which we operate.
We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our culture and vision among our employees. We conduct a confidential employee survey twice a year, and in 2020 we had record-breaking participation—90% of our employees shared their experiences and provided feedback for improvement. Results show that Synopsys employees are highly engaged, with scores generally rising in recent years. In addition, during 2020, we conducted several surveys to understand our employees’ well-being during the COVID-19 pandemic and to more effectively guide our response. Those surveys showed high approval rates of our communication and response to the pandemic. Ninety percent felt that we were helping them feel connected to one another, providing a sense of community while working remotely.
We also believe that ongoing performance feedback encourages greater engagement in our business and improved individual performance. Each year, our employees participate in our Performance Development Program that summarizes key accomplishments for the preceding year, establishes new stretch goals, and identifies critical capabilities for development. We encourage managers to solicit and share supportive 360-degree feedback, further strengthening the focus on teamwork and team success.
Empowering Leadership
We regard every member of our global team as a leader. We sponsor a number of leadership programs to address the career advancement and associated business impact of our employees, emerging leaders and executives.
Our management training is designed to increase capability in the areas of communication, engagement, coaching, inclusion and diversity, hiring and on-boarding, business skills and ensuring an ethical and supportive work environment free from bias and harassment. As employees advance in their careers, our training framework builds new capabilities on established foundational skills. Our regions and business teams also customize development programs for their specific needs.
Synopsys sponsors continuous learning and skills development through our digital platform that is utilized by 75% of our employees as the source for internal training and insights, as well as access to external articles, videos and blogs. In addition, we host a series of in-person and on-demand learning sessions designed to build capability and adaptability required for the future.
Information about our Executive Officers
The executive officers of Synopsys and their ages as of December 14, 2020 were as follows:

Name	Age	Position
Aart J. de Geus	66	Co-Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	71	Co-Chief Executive Officer and President
Sassine Ghazi	50	Chief Operating Officer
Trac Pham	51	Chief Financial Officer
Joseph W. Logan	61	Sales and Corporate Marketing Officer
John F. Runkel, Jr.	65	General Counsel and Corporate Secretary
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
Sassine Ghazi has served as our Chief Operating Officer since August 2020. Mr. Ghazi joined Synopsys in March 1998 as an Application Engineer and most recently served as General Manager of the Design Group. Prior to joining Synopsys, Mr. Ghazi was a design engineer at Intel. Mr. Ghazi received his bachelor’s degree in Business Administration from Lebanese American University; a B.S.E.E from the Georgia Institute of Technology in 1993; and an M.S.E.E. from the University of Tennessee in 1995.

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
COVID-19 Pandemic Risks
The COVID-19 pandemic could have a material adverse effect on our business, operations and financial condition.
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 novel coronavirus pandemic, governments and businesses have taken unprecedented actions to contain the virus, including social distancing, travel restrictions, shelter-in-place orders and restrictions on non-essential businesses. These restrictions have significantly curtailed global economic activity and have caused substantial volatility and disruption in global financial markets. We transitioned most of our employees in affected regions to work remotely in order to comply with applicable restrictions and government requirements, and implemented travel restrictions and other changes to our business operations. We are transitioning employees back into offices in select jurisdictions in conformity with local guidelines and regulations. Each office must follow physical distancing guidelines and affirmative health measures in compliance with different local and national requirements. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic. We cannot be certain that these measures will be successful.
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
Industry Risks
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the electronic design automation (EDA) industry as a whole, our Semiconductor & System Design segment product sales, and to some extent our Software Integrity segment product sales, are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies, and their customers. The increasing complexity of designs of systems-on-chips, integrated circuits, electronic systems and customers’ concerns about managing costs have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to the impact of the COVID-19 pandemic. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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
We cannot predict the stability of the economy as a whole or the industries in which we operate. Further economic instability could adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. There is uncertainty regarding how proposed, contemplated or future changes to the complex laws and regulations governing our industry, the banking and financial services industry, and the economy could affect our business. In addition, economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as the result of the effects of the COVID-19 pandemic and any disruption of international trade relationships such as tariffs, export licenses, or other government trade restrictions.
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
The industries in which we operate are highly competitive and the demand for our products and services is dynamic and depends on a number of factors, including demand for our customers’ products, design starts and our customers’ budgetary constraints. Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. For example, the adoption of cloud computing and artificial intelligence technologies can bring new demands and also challenges in terms of disruption to both business models and our existing technology offerings. Semiconductor device functionality requirements continually increase while feature widths decrease, substantially increasing the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand an overall lower total cost of design, which can lead to the consolidation of their purchases with one vendor. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
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

•	Our ability to manage an efficient supply chain to ensure availability of hardware products;

•	Our ability to compete on the basis of payment terms; and

•	Our ability to provide engineering and design consulting for our products.
If we fail to successfully manage these competitive factors, fail to successfully balance the conflicting demands for innovative technology and lower overall costs, or fail to address new competitive forces, our business and financial condition will be adversely affected.
Business Operations Risks
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. We have also continually expanded our non-U.S. operations. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:

•	Ineffective or weaker legal protection of intellectual property rights;

•	Uncertain economic and political conditions in countries where we do business;

•	Government trade restrictions, including tariffs, export licenses, or other trade barriers, and changes to existing trade arrangements between various countries such as China;

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
There is inherent risk, based on the complex relationships between certain Asian countries such as China and the United States, that political, diplomatic, or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations.
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

The timing of revenue recognition may also cause our revenue and earnings to fluctuate. The timing of revenue recognition is affected by factors that include:

•	Cancellations or changes in levels of orders or the mix between upfront products revenue and time-based products revenue;

•	Delay of one or more orders for a particular period, particularly orders generating upfront products revenue, such as hardware;

•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;

•	Delay in the completion and delivery of IP products in development as to which customers have paid for early access;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods; and

•	The levels of our hardware and IP revenues, which are recognized upfront and are primarily dependent upon our ability to provide the latest technology and meet customer requirements.
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
For example, we discovered unauthorized third-party access to our products and product license files hosted on our SolvNet customer license and product delivery system in 2015. While we identified and remediated the incident, it is possible that our security measures may be circumvented again in the future, and any such breach could harm our business and reputation. The techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards, a breach may still occur. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.
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

•
Increasingly variable revenue and less predictable revenue forecasts, due to fluctuations in hardware revenue, which is recognized upfront upon shipment, as opposed to most sales of software products for which revenue is recognized over time;

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
As of October 31, 2020, approximately 52% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
Legal and Regulatory Risks
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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme Court on July 5, 2019. The Hungarian Supreme Court heard our appeal on November 12, 2020 and issued a ruling from the bench to remand the case to the Hungarian Administrative Court for further proceedings. We expect to receive the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. For further discussion of the Hungary audit, see Note 13 of Notes to Consolidated Financial Statements.
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
General Risks
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal offices are located in two adjacent buildings in Mountain View, California, which together provide approximately 341,000 square feet of available space. This space is leased through August 2030, and we have two options to extend the lease term, the first to extend the term by ten years, followed by a second option to extend by approximately nine additional years. We also lease approximately 350,000 square feet of space in three adjacent buildings in Sunnyvale, California, which we have leased through October 2031. These buildings in Mountain View and Sunnyvale are used for research and development, sales and support, marketing, and administrative activities for both of our business segments.

Additionally, we own one building in Sunnyvale, California with approximately 120,000 square feet of space that was vacated in February 2020 and is currently leased to a third party under a lease agreement that runs through February 2031.
We currently lease 29 other offices throughout the United States, and own two office buildings in Oregon, one of which is leased to a third party. These offices are used primarily for sales and support activities as well as research and development for both of our business segments.
International Facilities
We lease additional space for sales, service, and research and development activities for both of our business segments in approximately 29 countries throughout the world, including 25,000 square feet in Dublin, Ireland for our international headquarters, as well as significant sites in Yerevan, Armenia, Bangalore, India, Shanghai and Wuhan, China. We own several buildings in Wuhan, China with approximately 551,000 square feet of combined space. In addition, we own two buildings in Hsinchu, Taiwan with approximately 212,000 square feet of combined space. Beginning on March 2021, we will lease approximately 181,000 square feet of space in Shanghai with a term of ten years, and plan to vacate our existing lease in Shanghai, China.
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

In July 2017, the HTA issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, we recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard our appeal on November 12, 2020 and issued a ruling from the bench to remand the case to the Hungarian

Administrative Court for further proceedings. We expect to receive the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021.
For further discussion of the Hungary audit, see Note 13 of Notes to Consolidated Financial Statements under the heading "Non-U.S. Examinations."

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “SNPS.” As of December 10, 2020, we had 242 stockholders of record.
Performance Graph
The following graph compares the five-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the Nasdaq Composite Index. The graph assumes that $100 was invested in Synopsys common stock on October 31, 2015 (the last trading day before the beginning of our fifth preceding fiscal year) and in each of the indexes on October 31, 2015 (the closest month end) and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on October 31, 2015 in stock or index, including reinvestment of dividends.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.
Stock Repurchase Program
Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on June 19, 2020. The program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by our Chief Financial Officer or our Board. We repurchase shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2020, $457.9 million remained available for future repurchases under the program.
In December 2019, we entered an accelerated share repurchase agreement (the December 2019 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the December 2019 ASR, we made a prepayment of $100.0 million to receive initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2020. Total shares purchased under the December 2019 ASR were approximately 0.7 million shares, at an average purchase price of $149.75 per share.
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
The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2020:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 2, 2020 through September 5, 2020	2,178	$229.50	2,178	$499,500,159
Month #2
September 6, 2020 through October 3, 2020	178,918	$203.88	178,918	$463,022,956
Month #3
October 4, 2020 through October 31, 2020	23,641	$215.75	23,641	$457,922,451
Total	204,737	$205.52	204,737	$457,922,451

(1)	Amounts are calculated based on the settlement date.

Item 6. Selected Financial Data

	Fiscal Year Ended October 31,(1)
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenue	$3,685,281	$3,360,694	$3,121,058	$2,724,880	$2,422,532
Income before provisions for income taxes	638,159	545,506	363,543	383,098	329,548
Provision (benefit) for income taxes(2)	(25,288)	13,139	(68,975)	246,535	62,722
Net income	663,447	532,367	432,518	136,563	266,826
Net income (loss) attributed to non-controlling interest	(900)	—	—	—	—
Net income attributed to Synopsys	664,347	532,367	432,518	136,563	266,826
Net income per share:
Basic	4.40	3.55	2.90	0.91	1.76
Diluted	4.27	3.45	2.82	0.88	1.73
Working capital (deficit)	409,295	(13,536)	(558,618)	68,484	1,992
Total assets	8,030,062	6,405,160	6,145,974	5,396,414	5,240,365
Long-term debt	100,823	120,093	125,535	134,063	—
Stockholders’ equity	4,912,367	4,088,876	3,485,015	3,279,724	3,195,146

(1)
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2018 was a 53-week year and ended on November 3, 2018. Fiscal 2020, 2019, 2017, and 2016 were 52-week years ending on October 31, 2020, November 2, 2019, October 28, 2017 and October 29, 2016, respectively.

(2)
Includes $13.2 million, $10.9 million, $14.7 million, $7.1 million, and $16.5 million in net tax benefits from tax settlements received in fiscal 2020, 2019, 2018, 2017, and 2016, respectively. Fiscal 2018 additionally includes a $57.8 million net benefit from tax reform and tax restructuring. Fiscal 2017 additionally includes a $166.2 million expense from our repatriation of foreign earnings. See Note 13 of Notes to Consolidated Financial Statements.

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
Business Summary
Synopsys, Inc. provides products and services used across the entire Silicon to Software spectrum, from engineers creating advanced semiconductors to product teams developing advanced electronic systems to software developers seeking to ensure the security and quality of their code. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Semiconductor & System Design segment.
We are also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of our Software Integrity segment.
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
We have consistently grown our revenue since 2005, despite periods of global economic uncertainty. We achieved these results because of our solid execution, leading technologies and strong customer relationships, and because we recognize our revenue for software licenses over the arrangement period, which typically approximates three years. See Note 2 of Notes to Consolidated Financial Statements for discussion on our revenue recognition policy. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
Our growth strategy is based on maintaining and building on our leadership in our EDA products, expanding and proliferating our IP offerings, driving growth in the software security and quality market, and continuing to expand our product portfolio and our total addressable market. In addition, due to our adoption of Accounting Standard Codification 606 (ASC 606), "Revenue from Contracts with Customers", in the beginning of fiscal 2019, the way in which we are required to account for certain types of arrangements has increased the variability in our total revenue from period to period. Nevertheless, the accounting impact has not affected the cash generated from our business. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
COVID-19 Pandemic
While the COVID-19 pandemic has changed the physical working environment of the substantial majority of our workforce to working from home, it has otherwise caused only minor disruptions to our business operations with a limited impact on our operating results thus far. Given the unpredictable nature of the COVID-19 pandemic’s impact on the global economy, our historical results may not be an indication of future performance.
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
See Part I, Item 1A, Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.
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
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2018 was a 53-week year and ended on November 3, 2018. Fiscal 2020 and 2019 were 52-week years ending on October 31, 2020 and November 2, 2019, respectively. Fiscal 2021 will be a 52-week year.
For presentation purposes, this Form 10-K refers to the closest calendar month end.
Fiscal 2020 Financial Performance Summary
In fiscal 2020, compared to fiscal 2019, our financial performance reflects the following:

•	Revenues were $3.7 billion, an increase of $324.6 million or 10%, primarily due to our continued organic growth;

•
Total cost of revenue and operating expenses were $3.1 billion, an increase of $224.8 million or 8%, primarily due to increases in employee-related costs of $193.4 million, resulting from headcount increases through organic growth and acquisitions, partially offset by a decrease in restructuring costs of $11.1 million;

•	Operating income of $620.1 million, an increase of $99.9 million or 19%.

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
Revenue Recognition
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether services and products are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have concluded that our EDA software licenses in Time-based Subscription License (TSL) contracts are not distinct from our obligation to provide unspecified software updates to the licensed software throughout the license term, because those promises represent inputs to a single, combined performance obligation. Where unspecified additional software product rights are part of the contract with the customer, those rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support, because such rights are provided during the same period of time and have the same time-based pattern of transfer to the customer. In reaching this conclusion, we considered the nature of our obligation to customers which is to provide an ongoing right to use the most up to date and relevant software. As EDA customers operate in a rapidly changing and competitive environment, satisfying the obligation requires providing critical updates to the existing software products, including ongoing iterative interaction with customers to make the software relevant to the customers’ ability to meet the time to go to market with advanced products.
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
See Note 16 of Notes to Consolidated Financial Statements.
Results of Operations
We adopted new revenue guidance, ASC 606, at the beginning of fiscal 2019 under the modified retrospective method which has limited the comparability of prior year results in revenue and commission expense. The comparative information for periods prior to fiscal 2019 has not been restated.
Revenue
Our revenues are generated from two business segments: the Semiconductor & System Design segment and the Software Integrity segment. See Note 15 of the Notes to Consolidated Financial Statements for additional information about our reportable segments and revenue by geographic regions.
Further disaggregation of the revenues into various products and services within these two segments is summarized as follows:
Semiconductor & System Design Segment
This segment is comprised of the following:

•
EDA software includes digital, custom and Field Programmable Gate Array (FPGA) IC design software, verification products and obligations to provide unspecified updates and support services. EDA products and services are typically sold through TSL arrangements that grant customers the right to access and use all of the licensed products at the outset of an arrangement and software updates are generally made available throughout the entire term of the arrangement. The weighted-average term of the TSLs we entered into in fiscal 2020, 2019, and 2018 were approximately three years, respectively. Under ASC 606, we have concluded that the software licenses in TSL contracts are not distinct from the obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. We recognize revenue for the combined performance obligation under TSL contracts ratably over the term of the license.

•
IP & System Integration includes our DesignWare® IP portfolio and system-level products and services. Under ASC 606, these arrangements generally have two performance obligations which consist of transferring of the licensed IP and providing related support, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. Revenue allocated to the IP licenses is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support is recognized over the support term. Royalties are recognized as revenue in the quarter in which the applicable customer sells its products that incorporate our IP. Payments for IP contracts are generally received upon delivery of the IP. Revenue related to the customization of certain IP is recognized as “Professional Services.”

•
In the case of arrangements involving the sale of Hardware products, we generally have two performance obligations. The first performance obligation is to transfer the hardware product, which includes software integral to the functionality of the hardware product. The second performance obligation is to provide maintenance on the hardware and its embedded software, which includes rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The portion of the transaction price allocated to the hardware product is generally recognized as revenue at the time of shipment because the customer obtains control of the product at that point in time. We have concluded that control generally transfers at that point in time because the customer has the ability to direct the use of the asset and an obligation to pay for the hardware. The portion of the transaction price allocated to the maintenance obligation is recognized as revenue ratably over the maintenance term.

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

Software Integrity Segment

•
We sell Software Integrity products in arrangements that provide customers the right to software licenses, maintenance updates and technical support. Over the term of these arrangements, the customer expects us to provide integral maintenance updates to the software licenses, which help customers protect their own software from new critical quality defects and potential security vulnerabilities. The licenses and maintenance updates serve together to fulfill our commitment to the customer as both work together to provide functionality to the customer and represent a combined performance obligation. We recognize revenue for the combined performance obligation over the term of the arrangement.

Most of our customer arrangements involve hundreds of products and various license rights, and our customers bargain with us over many aspects of these arrangements. For example, they often demand a broader portfolio of solutions, support and services and seek more favorable terms such as expanded license usage, future purchase rights and other unique rights at an overall lower total cost. No single factor typically drives our customers’ buying decisions, and we compete on all fronts to serve customers in highly competitive markets. Customers generally negotiate the total value of the arrangement rather than just unit pricing or volumes.
Total Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Semiconductor & System Design Segment	$3,327.2	$3,026.1	$2,840.6	$301.1	10%	$185.5	7%
Software Integrity Segment	358.1	334.6	280.5	23.5	7%	54.1	19%
Total	$3,685.3	$3,360.7	$3,121.1	$324.6	10%	$239.6	8%
The overall growth of our business has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements including the timing and value of contract renewals. For example, we experience fluctuations in our revenue due to factors such as the timing of IP product sales, consulting projects, Flexible Spending Account (FSA) drawdowns, royalties, and hardware sales. As revenue from IP products sales and hardware sales are recognized upfront, customer demand and timing requirements for such IP products and hardware have resulted in increased variability of our total revenue.
The increase in total revenue for fiscal 2020 compared to fiscal 2019 was primarily attributable to the continued organic growth of the business in time-based and upfront IP license products, and higher maintenance and service revenue.
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
For a discussion of revenue by geographic areas, see Note 15 of Notes to Consolidated Financial Statements.
Time-Based Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
	$2,365.2	$2,198.0	$2,303.3	$167.2	8%	$(105.3)	(5)%
Percentage of total revenue	64%	65%	74%
The increase in time-based products revenue for fiscal 2020 compared to fiscal 2019 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

The decrease in time-based products revenue for fiscal 2019 compared to fiscal 2018 was primarily attributable to the impact of lower revenue recognized under ASC 606 of $206.9 million offset by an increase in TSL license revenue from arrangements booked in prior periods.
Upfront Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
	$735.6	$619.8	$357.7	$115.8	19%	$262.1	73%
Percentage of total revenue	20%	18%	11%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for fiscal 2020 compared to fiscal 2019 was primarily due to an increase in the sale of IP products driven by higher demand from customers.
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
Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Maintenance revenue	$177.4	$179.0	$100.4	$(1.6)	(1)%	$78.6	78%
Professional service and other revenue	407.1	363.9	359.6	43.2	12%	4.3	1%
Total	$584.5	$542.9	$460.0	$41.6	8%	$82.9	18%
Percentage of total revenue	16%	17%	15%
Maintenance revenue for fiscal 2020 remained relatively flat compared to fiscal 2019, primarily due to a decrease in the volume and type of arrangements that include maintenance.
The increase in maintenance revenue for fiscal 2019 compared to fiscal 2018 was primarily due to higher revenue under ASC 606 of $74.0 million and an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for fiscal 2020 compared to fiscal 2019 was primarily due to an increase in the volume of IP consulting projects and the timing of IP consulting projects.
The increase in professional services and other revenue for fiscal 2019 compared to fiscal 2018 was primarily due to the timing of IP consulting projects. The increase was offset by the impact of the extra week in fiscal 2018.

Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Cost of revenue	$794.7	$752.9	$735.9	$41.8	6%	$17.0	2%
Operating expenses	2,270.5	2,087.5	2,024.9	183.0	9%	62.6	3%
Total	$3,065.2	$2,840.4	$2,760.8	$224.8	8%	$79.6	3%
Total expenses as a percentage of total revenue	83%	85%	88%
Our expenses are generally impacted by changes in personnel-related costs including salaries, benefits, stock-based compensation and variable compensation; changes in amortization; changes in hardware related direct costs; and changes in selling and marketing expenses. The increase in our expenses compared to prior fiscal years was primarily due to an increase in personnel-related costs, driven by increased headcount from our overall growth, and fixed charges including information technology (IT) and facilities.
Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2020 as compared to fiscal 2019, or fiscal 2019 as compared to fiscal 2018. See Note 6 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.
Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Cost of products revenue	$487.3	$459.1	$448.4	$28.2	6%	$10.7	2%
Cost of maintenance and service revenue	254.9	234.2	203.5	20.7	9%	30.7	15%
Amortization of intangible assets	52.5	59.6	84.0	(7.1)	(12)%	(24.4)	(29)%
Total	$794.7	$752.9	$735.9	$41.8	6%	$17.0	2%
Percentage of total revenue	22%	22%	24%
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
Cost of products revenue. Cost of products revenue includes costs related to products sold and software licensed, hardware related direct costs, allocated operating costs related to product support and distribution costs, royalties paid to third-party vendors, and the amortization of capitalized research and development costs associated with software products that had reached technological feasibility.
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
The increase in cost of revenue for fiscal 2020 compared to fiscal 2019 was primarily due to increases of $25.6 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, $16.1 million in consulting costs primarily related to servicing IP consulting arrangements, $5.1 million in depreciation and maintenance expenses, and $2.8 million in hardware related direct costs, partially offset by a decrease of $7.1 million in amortization of intangible assets.
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
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
	$1,279.0	$1,136.9	$1,084.8	$142.1	12%	$52.1	5%
Percentage of total revenue	35%	34%	35%
The increase in research and development expenses for fiscal 2020 compared to fiscal 2019 was primarily due to increases of $124.5 million in personnel-related costs as a result of headcount increases, including those from acquisitions, $14.8 million in facility expenses, and $6.6 million in consultants and contractor costs, partially offset by lower deferred compensation expenses of $4.5 million.
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
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
	$632.0	$632.9	$623.0	$(0.9)	—%	$9.9	2%
Percentage of total revenue	17%	19%	20%
Sales and marketing expenses remained relatively flat for fiscal 2020 compared to fiscal 2019, primarily due to a decrease of $19.5 million that included reduced travel and marketing expenses as a result of COVID-19 restrictions, partially offset by an increase in personnel-related costs of $19.1 million.
The increase in sales and marketing expenses for fiscal 2019 compared to fiscal 2018 was primarily due to increases of $11.3 million in personnel-related costs as a result of headcount increases and $4.3 million in IT and facility expenses, partially offset by an additional week of expenses of approximately $5.8 million in fiscal 2018. For fiscal 2019, commission expenses were $4.1 million lower compared to commission expenses for fiscal 2018 which was accounted for under ASC 605.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
	$284.5	$229.2	$262.6	$55.3	24%	$(33.4)	(13)%
Percentage of total revenue	8%	7%	8%
The increase in general and administrative expenses for fiscal 2020 compared to fiscal 2019 was primarily due to an increase of $24.2 million in personnel-related expenses, a legal settlement of $18.3 million in our favor in the first quarter of fiscal 2019, and an increase of $13.1 million in depreciation and maintenance expenses, partially offset by a decrease of $1.6 million in professional service costs.
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
Change in Fair Value of Deferred Compensation
The income or loss arising from the change in fair value of our non-qualified deferred compensation plan obligation is recorded in cost of sales and each functional operating expense, with the offsetting change in the fair value of the related assets recorded in other income (expense), net. These assets are classified as trading securities. There is no impact to our net income from the fair value changes in our deferred compensation plan obligation and asset.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Included in cost of revenue	$52.5	$59.6	$84.0	$(7.1)	(12)%	$(24.4)	(29)%
Included in operating expenses	38.8	41.3	41.6	(2.5)	(6)%	(0.3)	(1)%
Total	$91.3	$100.9	$125.6	$(9.6)	(10)%	$(24.7)	(20)%
Percentage of total revenue	2%	3%	4%
The decrease in amortization of intangible assets for fiscal 2020 compared to fiscal 2019 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets in fiscal 2020.
The decrease in amortization of intangible assets for fiscal 2019 compared to fiscal 2018 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets in fiscal 2019.
Restructuring Charges
In the second quarter of fiscal 2019, our management approved, committed and initiated a restructuring plan (the Plan) as part of a business reorganization. Total charges under the Plan consisted primarily of severance, termination, and retirement benefits under the 2019 Voluntary Retirement Program (VRP).

The following is a summary of our restructuring activities:

Fiscal Year	Balance at Beginning of Period	Costs Incurred	Cash Payments	Balance at End of Period
	(in millions)
2020	$22.6	$36.1	$(57.4)	$1.3
2019	$8.1	$47.2	$(32.7)	$22.6
2018	$17.5	$12.7	$(22.1)	$8.1
See Note 2 of Notes to Consolidated Financial Statements for additional information.
Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Interest income	$3.6	$6.9	$5.3	$(3.3)	(48)%	$1.6	30%
Interest expense	(5.1)	(11.7)	(15.6)	6.6	(56)%	3.9	(25)%
Gain (loss) on assets related to executive deferred compensation plan	21.5	27.8	4.6	(6.3)	(23)%	23.2	504%
Foreign currency exchange gain (loss)	5.5	3.6	3.6	1.9	53%	—	—%
Other, net	(7.5)	(1.3)	5.4	(6.2)	477%	(6.7)	(124)%
Total	$18.0	$25.3	$3.3	$(7.3)	(29)%	$22.0	667%
The net decrease in other income (expense) for fiscal 2020 as compared to fiscal 2019 was primarily due to changes in the fair value of our executive deferred compensation plan assets, partially offset by lower interest expenses due to a lower debt balance.
The net increase in other income (expense) in fiscal 2019 as compared to fiscal 2018 was also primarily due to changes in the fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, restructuring, litigation and acquisition-related costs. See Note 15 of the Notes to Consolidated Financial Statements for more information.
Semiconductor & System Design Segment

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Adjusted operating income	$990.8	$806.6	$701.3	$184.2	23%	$105.3	15%
Adjusted operating margin	30%	27%	25%	3%	11%	2%	8%
The increase in adjusted operating income for fiscal 2020 compared to fiscal 2019 was primarily due to an increase in revenue from arrangements booked in prior periods.
The increase in adjusted operating income for fiscal 2019 compared to fiscal 2018 was primarily due to higher revenue recognized under ASC 606 of $97.5 million and an increase in revenue from arrangements booked in prior periods, partially offset by approximately $12.0 million due to an additional week of operating income in fiscal 2018.

Software Integrity Segment

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2020	2019	2018	2019 to 2020		2018 to 2019
	(dollars in millions)
Adjusted operating income	$40.8	$32.2	$(10.6)	$8.6	27%	$42.8	(404)%
Adjusted operating margin	11%	10%	(4)%	1%	10%	14%	(350)%
The increase in adjusted operating income for fiscal 2020 compared to fiscal 2019 was primarily due to an increase in revenue from arrangements booked in prior periods.
The increase in adjusted operating income for fiscal 2019 compared to fiscal 2018 was primarily due to an increase in revenue from arrangements booked in prior periods and the impact of higher revenue recognized under ASC 606 of $5.0 million.
Income Taxes
The Tax Cuts and Jobs Act (the Tax Act), enacted on December 22, 2017, lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Beginning in fiscal 2019, our annual statutory federal corporate tax rate is 21%.
Our effective tax rate for fiscal 2020 was (4.0%), which included a tax benefit of $39.2 million of U.S. federal research tax credit, a foreign derived intangible income (FDII) deduction of $24.3 million, and excess tax benefits from stock-based compensation of $72.3 million.
Our effective tax rate for fiscal 2019 was 2.4%, which included a tax benefit of $28.1 million related to the realizability of U.S. foreign tax credits related to the transfer of intangibles associated with the tax restructuring in fiscal 2018, a U.S. federal research tax credit of $34.5 million, a FDII deduction of $26.6 million, and excess tax benefits from stock-based compensation of $40.5 million.
Our effective tax rate for fiscal 2018 was (19.0%), which included a tax benefit of $172.0 million relating to the restructuring of our foreign intellectual property rights, a U.S. federal research tax credit of $35.1 million, a tax benefit of $28.1 million arising from a settlement with the Internal Revenue Service (IRS) in fiscal 2017, and excess tax benefits from stock-based compensation of $31.0 million. These benefits were partially offset by tax expense of $63.1 million for a one-time transition tax on foreign earnings, $51.1 million due to re-measurement of U.S. deferred tax assets as a result of the Tax Act, and tax expense related to the integration of acquired technologies of $27.9 million.
The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities. These intangible assets generally result from the acquisition of technology by a company-controlled entity as part of a business or asset acquisition.
The Tax Act required us to pay a one-time transition tax on previously untaxed earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings. In fiscal 2018, we recorded a tax expense of $63.1 million. Based on subsequent judicial rulings in fiscal 2019 (including Altera Corp. et al. v. Commissioner and the Hungarian Administrative Court ruling), we recorded a tax benefit of $17.9 million related to the one-time transition tax. See Note 13 of Notes to Consolidated Financial Statements for further discussion.
The Tax Act includes certain new tax provisions listed below which apply to us beginning in fiscal 2019.

•
A tax on global intangible low-tax income (GILTI), which is determined annually based on our aggregate foreign subsidiaries' income in excess of certain qualified business asset investment return. In fiscal 2019, we adopted an accounting policy to account for the tax effects of GILTI in the period that it is subject to such tax.

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
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, we recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard our appeal on November 12, 2020 and issued a ruling from the bench to remand the case to the Hungarian Administrative Court for further proceedings. We expect to receive the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021.
See Note 13 of Notes to Consolidated Financial Statements for further discussion of the provision for income taxes, the impacts related to the Tax Act, and the Hungarian audit.
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
As of October 31, 2020, we held an aggregate of $590.0 million in cash and cash equivalents in the United States and an aggregate of $645.7 million in our foreign subsidiaries. The Tax Act provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017 that were not subject to the one-time transition tax. We have provided for foreign withholding taxes on undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
The following sections discuss changes in our consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during fiscal 2020.
Cash and Cash Equivalents

	Year Ended October 31,		$ Change	% Change
	2020	2019
	(dollars in millions)
Cash and cash equivalents	$1,235.7	$728.6	$507.1	70%
Cash and cash equivalents increased primarily due to cash from our operations and net proceeds from our credit facilities. The increase in cash and cash equivalents was partially offset by stock repurchases, repayment of debt, cash used for acquisition, and purchases of property and equipment.

Cash Flows

	Year Ended October 31,			$ Change	$ Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(dollars in millions)
Cash provided by operating activities	$991.3	$800.5	$424.4	$190.8	$376.1
Cash used in investing activities	$(360.4)	$(235.9)	$(743.5)	$(124.5)	$507.6
Cash provided by (used in) financing activities	$(140.6)	$(561.9)	$5.1	$421.3	$(567.0)
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
Fiscal 2020 compared to fiscal 2019. The increase in cash provided by operating activities was primarily driven by higher net income, higher cash collections and lower disbursements in operations, including timing of vendor payments and other employee related expenses.
Fiscal 2019 compared to fiscal 2018. The increase in cash provided by operating activities was primarily driven by higher net income and higher cash collections, partially offset by higher disbursements for operations, including vendor payments.
Cash Used in Investing Activities
Fiscal 2020 compared to fiscal 2019. The increase in cash used in investing activities was primarily due to higher cash paid for acquisitions of $164.4 million.
Fiscal 2019 compared to fiscal 2018. The decrease in cash used in investing activities was primarily driven by higher cash paid for acquisitions in fiscal 2018 of $616.0 million.
Cash Provided by (Used in) Financing Activities
Fiscal 2020 compared to fiscal 2019. The decrease in cash used in financing activities was primarily due to lower debt repayments of $235.2 million and higher proceeds of $83.6 million from credit facilities drawdowns.
Fiscal 2019 compared to fiscal 2018. Cash used in financing activities was higher primarily due to higher debt repayments of $228.8 million and lower proceeds from credit facilities drawdowns of $427.7 million.
Accounts Receivable, net

	Year Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Accounts receivable, net	$780.7	$553.9	$226.8	41%
Changes in our accounts receivable balance are primarily driven by the timing and volume of customer billing and collection activities.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Current assets	$2,549.2	$1,738.9	$810.3	47%
Current liabilities	2,139.9	1,752.5	387.4	22%
Working capital (deficit)	$409.3	$(13.6)	$422.9	(3,110)%
Increases in our working capital were primarily due to an increase in cash and cash equivalents of $507.1 million and an increase in accounts receivable of $226.8 million, partially offset by an increase in deferred revenue of $175.8 million and an increase in accounts payable and accrued liabilities of $117.2 million. We did not see a significant impact on our working capital during this period from the COVID-19 pandemic.
Other Commitments — Credit and Term Loan Facilities
As of October 31, 2020, we had $102.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2021	$27,187
2022	75,000
Total	$102,187
As of October 31, 2019, we had a $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of October 31, 2020 and October 31, 2019. We expect our borrowings under the Revolver will fluctuate from quarter to quarter.
Our Term Loan and Revolver borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of October 31, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
In July 2018, we entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of October 31, 2020, we had $25.8 million outstanding under the agreement.
See Note 6 of the Notes to Consolidated Financial Statements for additional information.
Other
As of October 31, 2020, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
We proactively manage our cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents, invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 6 and 7 of Notes to Consolidated Financial Statements.
We believe that our current cash and cash equivalents, cash generated from operations, and available credit under our Revolver will satisfy our routine business requirements for at least the next 12 months and the foreseeable future.

Contractual Obligations
Contractual obligations as of October 31, 2020 are as follows:

	Total	Fiscal 2021	Fiscal 2022/ Fiscal 2023	Fiscal 2024/ Fiscal 2025	Thereafter	Other
	(in thousands)
Lease Obligations:
Operating Leases(1)	$659,559	$87,592	$155,057	$125,958	$290,952	$—
Purchase Obligations(2)	420,585	273,101	147,484	—	—	—
Term Loan(3)	102,187	27,187	75,000	—	—	—
Other Obligations(4)	26,778	26,778	—	—	—	—
Long term accrued income taxes(5)	25,178	—	—	—	—	25,178
Total	$1,234,287	$414,658	$377,541	$125,958	$290,952	$25,178

(1)	See Note 8 of Notes to Consolidated Financial Statements.

(2)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2020. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	These commitments relate to the principal of the Term Loan and a credit facility as discussed in Other Commitments above.

(4)	These other obligations include fees associated with our credit facility.

(5)
Long-term accrued income taxes represent uncertain tax benefits as of October 31, 2020. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2020 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents, and outstanding debt. As of October 31, 2020, all of our cash, cash equivalents, and debt were at short-term variable or fixed interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of these investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

Our cash equivalents and debt by fiscal year of expected maturity and average interest rates as of October 31, 2020 are as follows:

	Maturing in Year Ending October 31,
	2021	2022	2023	2024	2025 and thereafter	Total	Fair Value
	(in thousands)
Cash & Cash equivalents	$1,097,122					$1,097,122	$1,097,122
Approx. average interest rate	0.13%
Short-term debt (variable rate):
Term Loan	$27,187	$75,000	—	—		$102,187	$102,187
Average interest rate	LIBOR + 1.125%
Credit Facility in China	$25,823					$25,823	$25,823
Average interest rate	LPR + 0.74% of such rate
Foreign Currency Risk. We operate internationally and are exposed to potentially adverse movements in currency exchange rates. The functional currency of the majority of our active foreign subsidiaries is the foreign subsidiary’s local currency. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts usually ranges from one month to 22 months. See Note 2 and Note 6 of Notes to Consolidated Financial Statements for a description of our accounting for foreign currency contracts.
The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2020, the fair value of the contracts would decrease by approximately $7.6 million, and we would be required to pay approximately $7.6 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in positive cash flow of approximately $7.6 million that would offset the loss and negative cash flow on the maturing forward contracts.
Net unrealized gain of approximately $3.4 million and net unrealized loss of $4.5 million, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2020 and 2019, respectively.
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

Information about the gross notional values of our foreign currency contracts as of October 31, 2020 was as follows:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$472,000	104.706
Indian rupee	138,080	76.984
Euro	76,076	1.141
Hungarian forint	70,000	308.939
Canadian dollar	45,658	1.339
Chinese renminbi	43,130	6.725
Taiwanese dollar	38,735	28.751
British pound sterling	21,826	1.262
Korean won	21,547	1,183.202
Armenian dram	21,243	479.960
Israel shekel	20,116	3.369
Singapore dollar	8,277	1.359
Swiss franc	4,545	0.909
	$981,233
Equity Risk. We had approximately $13.2 million and $11.0 million of non-marketable equity securities in privately held companies as of October 31, 2020 and 2019, respectively. The investments that we do not have the ability to exercise significant influence are accounted using the measurement alternative when the fair value of the investment is not readily determinable. Securities accounted for as equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the other income (expense), net. Investments are written down to the fair value when an event or circumstance which impacts the fair value of these investments indicates that the investments are impaired and the fair value of the investments is less than the carrying value. None of our investments are held for speculation purposes.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Synopsys, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries (the Company) as of October 31, 2020 and November 2, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and November 2, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 3, 2019 due to the adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” and changed its method of accounting for revenue from contracts with customers and sales commissions as of November 4, 2018 due to the adoption of FASB’s Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers (ASC 606),” and Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers (ASC 340-40).”
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of recognition of uncertain tax provisions
As discussed in Notes 2 and 13 to the consolidated financial statements, as of October 31, 2020 the Company recognized uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions when it is determined that it is more likely than not that the position will be sustained on audit. As of October 31, 2020, the Company recorded a liability for gross unrecognized tax benefits, excluding associated interest and penalties, of $83.1 million.
We identified the assessment of the recognition of uncertain tax positions within the U.S. federal jurisdiction as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of U.S. federal tax law.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s accounting process for uncertain tax positions, including controls related to the interpretation of U.S. federal tax law and its application in the liability recognition process. Since U.S. federal tax law is complex and often subject to interpretation, we involved tax professionals with specialized skills and knowledge, who assisted in:

•	Obtaining an understanding of the Company’s overall tax structure and assessing the Company’s compliance with U.S. federal tax laws,

•	Evaluating U.S. federal tax law and assessing the Company’s interpretation of the tax law, and

•
Inspecting correspondence, assessments, and settlements from taxing authorities to assess the Company’s determination of its tax positions having more than a 50% likelihood to be sustained upon examination.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Santa Clara, California
December 14, 2020

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,235,653	$728,597
Accounts receivable, net	780,709	553,895
Inventories, net	192,333	141,518
Income taxes receivable and prepaid taxes	32,355	24,855
Prepaid and other current assets	308,167	290,052
Total current assets	2,549,217	1,738,917
Property and equipment, net	483,818	429,532
Operating lease right-of-use assets, net	465,818	—
Goodwill	3,365,114	3,171,179
Intangible assets, net	254,322	279,374
Long-term prepaid taxes	8,276	15,503
Deferred income taxes	497,546	390,129
Other long-term assets	405,951	380,526
Total assets	$8,030,062	$6,405,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$623,664	$506,459
Operating lease liabilities, current	73,173	—
Accrued income taxes	27,738	15,904
Deferred revenue	1,388,263	1,212,476
Short-term debt	27,084	17,614
Total current liabilities	2,139,922	1,752,453
Operating lease liabilities, non-current	462,411	—
Long-term accrued income taxes	25,178	29,911
Long-term deferred revenue	104,850	90,102
Long-term debt	100,823	120,093
Other long-term liabilities	284,511	323,725
Total liabilities	3,117,695	2,316,284
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,618 and 150,331 shares outstanding, respectively	1,528	1,503
Capital in excess of par value	1,653,166	1,635,455
Retained earnings	3,795,397	3,164,144
Treasury stock, at cost: 4,643 and 6,930 shares, respectively	(488,613)	(625,642)
Accumulated other comprehensive income (loss)	(54,074)	(92,447)
Total Synopsys stockholders’ equity	4,907,404	4,083,013
Non-controlling interest	4,963	5,863
Total stockholders’ equity	4,912,367	4,088,876
Total liabilities and stockholders’ equity	$8,030,062	$6,405,160
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2020	2019	2018
Revenue:
Time-based products	$2,365,199	$2,197,965	$2,303,317
Upfront products	735,572	619,791	357,698
Maintenance and service	584,510	542,938	460,043
Total revenue	3,685,281	3,360,694	3,121,058
Cost of revenue:
Products	487,307	459,127	448,430
Maintenance and service	254,931	234,196	203,434
Amortization of intangible assets	52,452	59,623	84,034
Total cost of revenue	794,690	752,946	735,898
Gross margin	2,890,591	2,607,748	2,385,160
Operating expenses:
Research and development	1,279,022	1,136,932	1,084,822
Sales and marketing	632,010	632,890	622,978
General and administrative	284,530	229,218	262,560
Amortization of intangible assets	38,829	41,291	41,630
Restructuring charges	36,059	47,186	12,945
Total operating expenses	2,270,450	2,087,517	2,024,935
Operating income	620,141	520,231	360,225
Other income (expense), net	18,018	25,275	3,318
Income before income taxes	638,159	545,506	363,543
Provision (benefit) for income taxes	(25,288)	13,139	(68,975)
Net income	663,447	532,367	432,518
Net income (loss) attributed to non-controlling interest	(900)	—	—
Net income attributed to Synopsys	$664,347	$532,367	$432,518

Net income per share:
Basic	$4.40	$3.55	$2.90
Diluted	$4.27	$3.45	$2.82
Shares used in computing per share amounts:
Basic	151,135	149,872	149,036
Diluted	155,706	154,190	153,393

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2020	2019	2018
Net income	$663,447	$532,367	$432,518
Other comprehensive income (loss):
Change in foreign currency translation adjustment	30,466	1,360	(18,882)
Cash flow hedges:
Deferred gains (losses), net of tax of $(3,192), $(2,009), and $4,675 for fiscal years 2020, 2019 and 2018, respectively	7,834	4,733	(17,428)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $176, $(3,672), and $2,207 for fiscal years 2020, 2019 and 2018, respectively	73	14,637	(10,888)
Other comprehensive income (loss), net of tax effects	38,373	20,730	(47,198)
Comprehensive income	701,820	553,097	385,320
Less: Net income (loss) attributed to non-controlling interest	(900)	—	—
Comprehensive income attributed to Synopsys	$702,720	$553,097	$385,320

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2017	150,445	$1,505	$1,622,429	$2,143,873	$(426,208)	$(65,979)	$3,275,620	$4,104	$3,279,724
Net income				432,518			432,518		432,518
Retained earnings adjustment due to adoption of an accounting standard in reclassification of certain tax effects from accumulated other comprehensive income (loss)				(293)			(293)		(293)
Other comprehensive income (loss), net of tax effects						(47,198)	(47,198)		(47,198)
Purchases of treasury stock	(4,688)	(47)	47		(420,000)		(420,000)		(420,000)
Equity forward contract			20,000				20,000		20,000
Common stock issued, net of shares withheld for employee taxes	3,508	35	(136,522)	(32,410)	248,526		79,629		79,629
Stock-based compensation			138,876				138,876		138,876
Non-controlling interest in an equity investment							—	1,759	1,759
Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015
Net income				532,367			532,367		532,367
Retained earnings adjustment due to adoption of accounting standards related to revenue				257,594			257,594		257,594
Retained earnings adjustment due to adoption of an accounting standard related to income taxes				(130,544)			(130,544)		(130,544)
Other comprehensive income (loss), net of tax effects						20,730	20,730		20,730
Purchases of treasury stock	(2,732)	(27)	27		(329,185)		(329,185)		(329,185)
Common stock issued, net of shares withheld for employee taxes	3,798	37	(163,198)	(38,961)	301,225		99,103		99,103
Stock-based compensation			153,796				153,796		153,796
Balance at October 31, 2019	150,331	$1,503	$1,635,455	$3,164,144	$(625,642)	$(92,447)	$4,083,013	$5,863	$4,088,876
Net income				664,347			664,347	(900)	663,447
Other comprehensive income (loss), net of tax effects						38,373	38,373		38,373
Purchases of treasury stock	(1,585)	(14)	14		(242,078)		(242,078)		(242,078)
Common stock issued, net of shares withheld for employee taxes	3,872	39	(230,887)	(33,094)	379,107		115,165		115,165
Stock-based compensation			248,584				248,584		248,584
Balance at October 31, 2020	152,618	$1,528	$1,653,166	$3,795,397	$(488,613)	$(54,074)	$4,907,404	$4,963	$4,912,367

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2020	2019	2018
Cash flow from operating activities:
Net income attributed to Synopsys	$664,347	$532,367	$432,518
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	209,986	201,676	209,207
Reduction of operating lease right-of-use assets	82,895	—	—
Amortization of capitalized costs to obtain revenue contracts	61,185	62,750	—
Stock-based compensation	248,584	155,001	140,032
Allowance for doubtful accounts	20,875	11,669	3,368
(Gain) loss on sale of property and investments	(1,994)	(4,052)	(93)
Deferred income taxes	(111,526)	(82,620)	(210,310)
Other non-cash	5,419	(993)	(851)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(236,806)	(8,575)	(95,785)
Inventories	(55,024)	(17,396)	(65,751)
Prepaid and other current assets	(11,298)	(49,779)	(12,652)
Other long-term assets	(83,367)	(125,749)	(25,815)
Accounts payable and accrued liabilities	113,773	(19,280)	49,043
Operating lease liabilities	(78,578)	—	—
Income taxes	14,120	19,777	(103,841)
Deferred revenue	148,722	125,717	105,329
Net cash provided by operating activities	991,313	800,513	424,399
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	—	12,449
Proceeds from sales of long-term investments	2,151	6,361	494
Purchases of long-term investments	(2,762)	(3,245)	(3,561)
Proceeds from sale of property and equipment	—	—	1,662
Purchases of property and equipment	(154,717)	(198,129)	(98,976)
Cash paid for acquisitions and intangible assets, net of cash acquired	(201,045)	(36,605)	(652,643)
Capitalization of software development costs	(4,045)	(4,259)	(2,950)
Net cash used in investing activities	(360,418)	(235,877)	(743,525)
Cash flows from financing activities:
Proceeds from credit facilities	276,489	192,897	620,635
Repayment of debt	(288,879)	(524,063)	(295,313)
Issuances of common stock	197,403	156,364	123,829
Payments for taxes related to net share settlement of equity awards	(82,225)	(57,143)	(45,772)
Purchases of treasury stock	(242,078)	(329,185)	(400,000)
Other	(1,316)	(762)	1,759
Net cash (used in) provided by financing activities	(140,606)	(561,892)	5,138
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,154	2,782	(11,086)
Net change in cash, cash equivalents and restricted cash	507,443	5,526	(325,074)
Cash, cash equivalents and restricted cash, beginning of year	730,527	725,001	1,050,075
Cash, cash equivalents and restricted cash, end of year	$1,237,970	$730,527	$725,001
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the year:	$70,711	$75,744	$252,522
Interest payments during the year:	$5,136	$12,363	$15,307
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
The Company is also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of the Company’s Software Integrity segment.
Note 2. Summary of Significant Accounting Policies
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2020 and fiscal 2019 were 52-week years ending on October 31, 2020 and November 2, 2019, respectively. Fiscal 2018 was a 53-week year and ended on November 3, 2018. For presentation purposes, the consolidated financial statements and accompanying notes refer to the closest calendar month end. Fiscal 2021 will be a 52-week year.
Basis of Presentation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.
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
The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. See Note 6. Financial Assets and Liabilities.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fair Values of Financial Instruments. The Company’s cash equivalents and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration. Non-marketable equity securities are accounted for using either the measurement alternative or equity method of accounting, net of impairments. The Company performs periodic impairment analysis on these non-marketable equity securities. The carrying amount of the short-term debt approximates the estimated fair value. See Note 7. Fair Value Measures.
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
Accounts Receivable, Net. The balances consist of accounts receivable billed and unbilled. Unbilled accounts receivable represent amounts recorded as revenue which will be invoiced within one year of the balance sheet date. The following table represents the components of accounts receivable, net:

	October 31,
	2020	2019
	(in thousands)
Accounts receivable	$758,341	$524,766
Unbilled accounts receivable	50,932	38,175
Total accounts receivable	809,273	562,941
Less allowance for doubtful accounts	(28,564)	(9,046)
Total accounts receivable, net	$780,709	$553,895
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

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs(1)	Balance at End of Period
	(in thousands)
2020	$9,046	$20,875	$(1,357)	$28,564
2019	$5,613	$11,669	$(8,236)	$9,046
2018	$5,165	$3,368	$(2,920)	$5,613

(1)	Balances written off, net of recoveries.
Inventories, net. Inventories are computed at standard costs which approximate actual costs, on a first-in, first-out basis and valued at the lower of cost or net realizable value. Inventories primarily include components and parts used in emulation and prototyping hardware systems. Valuation process include a review of the stage of the product life cycle and forecasts based upon future demand and market conditions. Inventory provisions are recorded when the costs are determined to be in excess of anticipated demand or considered obsolete.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation expenses were $119.1 million, $100.4 million and $72.8 million in fiscal 2020, 2019 and 2018, respectively. Repair and maintenance costs are expensed as incurred and such costs were $62.1 million, $52.5 million and $45.7 million in fiscal 2020, 2019 and 2018, respectively.
A summary of property and equipment, at cost less accumulated depreciation and amortization, as of October 31, 2020 and 2019 is as follows:

	October 31,
	2020	2019
	(in thousands)
Computer and other equipment	$788,105	$678,901
Buildings	129,746	68,708
Furniture and fixtures	72,702	72,437
Land	19,965	18,849
Leasehold improvements	242,830	273,985
	1,253,348	1,112,880
Less accumulated depreciation and amortization(1)	(769,530)	(683,348)
Total	$483,818	$429,532

(1)	Accumulated depreciation and amortization includes write-offs due to retirement of fully amortized fixed assets.
The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-8
Buildings	30
Furniture and fixtures	5
Leasehold improvements	Shorter of the lease term or the estimated useful life

Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which supersedes the previous lease requirements in Topic 840. Topic 842 was subsequently amended by several ASUs. The new guidance requires a lessee to recognize a right-of-use (ROU) asset and a lease liability for most operating leases in the consolidated balance sheets. These ASUs also made minor changes to lessor accounting and aligned key aspects of the lessor accounting model with the new revenue recognition guidance. The new standard did not have a material impact on the consolidated financial statements for arrangements in which the Company is the lessor.
The Company adopted Topic 842 at the beginning of fiscal 2020 using the modified retrospective method without restatement of comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the carryforward of historical assessments about (1) lease classification, (2)

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

whether a contract is or contains a lease, and (3) which costs qualify as initial direct costs for leases that existed prior to the adoption. The Company did not elect either the use of hindsight or land easements practical expedients available in transition.
The adoption of the standard did not have an impact on the Company’s beginning retained earnings, results of operations, or cash flows. The operating lease liabilities equaled the present value of the remaining Topic 840 minimum rental payments for those leases, discounted at the Company’s incremental borrowing rate as of the date of adoption. The ROU assets were measured at the amount of the related lease liabilities plus any prepaid rental payments and less any unamortized lease incentives such as tenant improvement allowances. The Company recognized ROU assets of $475 million and operating lease liabilities of $540 million on the consolidated balance sheets.
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
Operating lease expense is recognized on a straight-line basis over the lease term of each lease. Variable payments, such as for maintenance, property taxes or insurance, are recognized on our consolidated statements of operations as incurred.
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
The Company performs a qualitative analysis when testing a reporting unit’s goodwill for impairment. A qualitative goodwill impairment test is performed when the fair value of a reporting unit historically has significantly exceeded the carrying value of its net assets and based on current operations is expected to continue to do so. Otherwise, the Company is required to conduct a quantitative impairment test for each reporting unit and estimate the fair value of each reporting unit using a combination of an income approach based on discounted cash flow analysis and a market approach based on market multiples. The discount rate used in the income approach is based on the Company's weighted-average cost of capital and may be adjusted for the relevant risks pertaining to projecting future cash flows. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded for the difference. As of October 31, 2020, the Company performed a qualitative impairment test on each of the reporting units and concluded there was no impairment of goodwill.
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
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such asset group will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of the asset group, the Company

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recognizes an impairment loss based on the excess of the carrying amount over the fair value of the asset group. The Company had no material impairment charges for long-lived assets in fiscal 2018 and none in fiscal 2020 and 2019.
Restructuring Charges. In the second quarter of fiscal 2019, the Company initiated a restructuring plan for involuntary and voluntary employee termination and facility closure actions as part of a business reorganization to better position the Company for future growth by reallocating resources to priority areas, and to a lesser extent, eliminating operational redundancy. The total charges under the 2019 restructuring plan were $83.3 million and consisted primarily of severance, termination, and retirement benefits under the 2019 VRP.
During fiscal 2020, the Company incurred restructuring charges of $36.1 million under the 2019 restructuring plan. These charges consisted primarily of severance, termination, and retirement benefits. $57.4 million was paid in fiscal 2020 which included payments of remaining balances in fiscal 2019. As of October 31, 2020, $1.3 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets. The remaining balance will be paid in fiscal 2021.
During fiscal 2019, the Company incurred restructuring charges of approximately $47.2 million for involuntary employee termination actions and the VRP. These charges consist primarily of severance, termination, and retirement benefits, of which $24.6 million was paid in fiscal 2019. As of October 31, 2019, $22.6 million remained outstanding and was recorded in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets. The remaining balance was paid in fiscal 2020.
During fiscal 2018, the Company recorded $12.9 million of restructuring charges for severance and benefits due to involuntary employee termination actions. The restructuring actions were undertaken to position the Company for future growth, reallocate resources to priority areas and, to a lesser extent, eliminate operational redundancy. These charges consisted primarily of severance benefits. As of October 31, 2018, there was an $8.1 million outstanding balance remaining in accounts payable and accrued liabilities in the consolidated balance sheets. The majority of the balance was paid in fiscal 2019 and there was no remaining balance as of the end of fiscal 2020.
Accounts Payable and Accrued Liabilities. The balance consisted of:

	October 31,
	2020	2019
	(in thousands)
Payroll and related benefits	$492,626	$417,157
Other accrued liabilities	101,035	69,487
Accounts payable	30,003	19,815
Total	$623,664	$506,459

Other Long-term Liabilities. The balance consisted of:

	October 31,
	2020	2019
	(in thousands)
Deferred compensation liability (See Note 12)	$269,737	$249,822
Other long-term liabilities	14,774	73,903
Total	$284,511	$323,725

Other Comprehensive Income (Loss). Other comprehensive income (loss) (OCI) includes all changes in equity during a period, such as accumulated net translation adjustments, unrealized gain (loss) on certain foreign currency forward contracts that qualify as cash flow hedges, reclassification adjustments related to cash flow hedges and unrealized gain (loss) on investments. See Note 10. Accumulated Other Comprehensive Income (Loss).
Revenue Recognition. The Company adopted ASC 606 on November 4, 2018, the beginning of fiscal year 2019, using the modified retrospective method. The comparative information for periods prior to fiscal year 2019 has not been restated and continues to be reported under the accounting standards in effect for those periods. The core principle of ASC 606 is to recognize revenue for the transfer of services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services or products.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Electronic Design Automation
Software license revenue consists of fees associated with the licensing of the Company's software primarily through Technology Subscription License (TSL) contracts. TSLs are time-based licenses for a finite term and generally provide the customer with limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The majority of the Company's arrangements are TSLs due to the nature of its business and customer requirements. In addition to the licenses, the arrangements also include: post-contract customer support, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology; other intertwined services such as multiple copies of the tools; assisting the Company's customers in applying the Company's technology in the customers' development environment; and rights to remix licenses for other licenses. Payments are generally received in equal or near equal installments over the term of the arrangement. Under ASC 605, these arrangements were required to be recognized ratably over the contract terms. Under ASC 606, the Company has concluded that its software licenses in TSL contracts are not distinct from its obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of the software license. Remix rights are not an additional promised good or service in the contract, and where unspecified additional software product rights are part of the contract with the customer, such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support because such rights are provided for the same period of time and have the same pattern of transfer to the customer over the duration of the subscription term.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Hardware
The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product, which includes embedded software integral to the functionality of the hardware product. The second performance obligation is to provide maintenance on the hardware and its embedded software, including rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The portion of the transaction price allocated to the hardware product is generally recognized as revenue at a point in time when the hardware is shipped to the customer. The Company has concluded that control generally transfers upon delivery because the customer has the ability to direct the use of the asset and an obligation to pay for the hardware. The portion of the transaction price allocated to maintenance is recognized as revenue that is ratable over the maintenance term. The adoption of ASC 606 did not change the timing of revenue recognition for hardware products and related services.
Professional Services
The Company's arrangements often include service elements (other than maintenance and support services). These services include training, design assistance, and consulting. Services performed on a time and materials basis are recognized over time, as the customer simultaneously receives and consumes the benefit provided. Certain arrangements also include the customization or modification of licensed IP. Revenue from these contracts is recognized over time as the services are performed, when the development is specific to the customer’s needs and Synopsys has enforceable rights to payment for performance completed. Inputs such as costs incurred and hours expended are used in order to measure progress of performance. The Company has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and changes in customer delivery priorities. Payments for services are generally due upon milestones in the contract or upon consumption of the hourly resources.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended October 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$664,347	$532,367	$432,518
Denominator:
Weighted average common shares for basic net income per share	151,135	149,872	149,036
Dilutive effect of common share equivalents from equity-based compensation	4,571	4,318	4,357
Weighted average common shares for diluted net income per share	155,706	154,190	153,393
Net income per share:
Basic	$4.40	$3.55	$2.90
Diluted	$4.27	$3.45	$2.82
Anti-dilutive employee stock-based awards excluded(1)	97	171	850

(1)
These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 3. Revenue

Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	2020	2019	2018
EDA	57%	59%	62%
IP & System Integration	33%	31%	29%
Software Integrity Products & Services	10%	10%	9%
Other(1)	0%	0%	0%
Total	100%	100%	100%

(1)	The percentage of revenue by Other is less than 1%.
Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the consolidated balance sheets.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Contract balances are as follows:

	As of October 31,
	2020	2019
	(in thousands)
Contract assets	$214,583	$210,557
Unbilled receivables	$50,932	$38,175
Deferred revenue	$1,493,113	$1,302,578

During fiscal 2020, the Company recognized $1.1 billion of revenue that was included in the deferred revenue balance as of October 31, 2019. During fiscal 2019, the Company recognized $1.0 billion of revenue that was included in the deferred revenue balance as of October 31, 2018.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.9 billion as of October 31, 2020, which includes $673.8 million in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 61% of the contracted but unsatisfied or partially unsatisfied performance obligations as of October 31, 2020, excluding non-cancellable FSA, are expected to be recognized over the next 12 months with the remainder recognized thereafter.
During fiscal 2020, the Company recognized $102.4 million from performance obligations satisfied from sales-based royalties earned during the periods. During fiscal 2019, the Company recognized $80.0 million from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The Company adopted ASC Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers (ASC 340-40)” on November 4, 2018, the beginning of fiscal year 2019, using the modified retrospective method. The comparative information for periods prior to fiscal year 2019 has not been restated and continues to be reported under the accounting standards in effect for those periods. The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of October 31, 2020 were $81.3 million and are included in other assets in the Company’s consolidated balance sheets. Amortization of these assets was $61.2 million during fiscal 2020 and is included in sales and marketing expense in the Company’s consolidated statements of operations. Total capitalized direct commission costs as of October 31, 2019 were $86.4 million and are included in other assets in the Company’s consolidated balance sheets. Amortization of these assets was $62.8 million during fiscal 2019 and is included in sales and marketing expense in the Company’s consolidated statements of operations.
Note 4. Business Combinations
Fiscal 2020 Acquisitions
During fiscal 2020, the Company completed several acquisitions for an aggregate consideration of $238.3 million, net of cash acquired as described below:

•
During the second quarter of fiscal 2020, the Company completed an acquisition for an aggregate consideration of $105.7 million; including cash consideration of $75.7 million and the Company’s products exchanged in connection with the acquisition with a fair value of $30.0 million.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The consideration of $105.7 million was allocated to $20.6 million of identifiable intangible assets, $4.2 million of net tangible assets, and $80.9 million in goodwill, on a preliminary basis. The fair value of these intangible assets was estimated using the income method. These transactions are not considered to be material to the Company’s consolidated statements of operations. The acquisition was attributable to the Semiconductor & System Design reporting segment.
Concurrent to this transaction, the Company also executed a design service arrangement and recognized an asset of $10.7 million for the off-market component. The $10.7 million contract asset is expected to be amortized over the contractual period of the agreement of five years.

•
In addition to the above, the Company also completed several other acquisitions for an aggregate cash consideration of $132.6 million, net of cash acquired. The preliminary purchase allocations are $44.7 million of identifiable intangible assets and $92.8 million in goodwill, of which $13.3 million is attributable to the Software Integrity reporting segment. The fair value of these intangible assets and goodwill are estimated using the income method.

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
Note 5. Goodwill and Intangible Assets
The Company has two reporting units and has assigned assets and liabilities to each of the reporting units based on each unit's operating activities. No impairment of goodwill was identified for any periods presented. Goodwill activity by reportable segment for the year ended October 31, 2020 consisted of the following:

	Semiconductor & System Design	Software Integrity	Total
	(in thousands)
Balance at October 31, 2019	$2,758,926	$412,253	$3,171,179
Additions	160,447	13,285	173,732
Adjustments	59	—	59
Effect of foreign currency translation	20,080	64	20,144
Balance at October 31, 2020	$2,939,512	$425,602	$3,365,114

Goodwill activity by reportable segment for the year ended October 31, 2019 consisted of the following:

	Semiconductor & System Design	Software Integrity	Total
	(in thousands)
Balance at October 31, 2018	$2,730,990	$412,259	$3,143,249
Additions	23,690	—	23,690
Effect of foreign currency translation	4,246	(6)	4,240
Balance at October 31, 2019	$2,758,926	$412,253	$3,171,179

In-process research and development (IPR&D) as of October 31, 2020 consisted of acquired projects that, if completed, will be reclassified to core/developed technology upon completion, or if abandoned, will be written off. Intangible assets as of October 31, 2020 consisted of the following:

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$827,232	$703,009	$124,223
Customer relationships	380,838	277,219	103,619
Contract rights intangible	192,812	186,763	6,049
Trademarks and trade names	43,096	28,716	14,380
In-process research and development (IPR&D)	1,214	—	1,214
Capitalized software development costs	44,122	39,285	4,837
Total	$1,489,314	$1,234,992	$254,322
 Intangible assets as of October 31, 2019 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$791,647	$655,119	$136,528
Customer relationships	358,661	242,058	116,603
Contract rights intangible	184,304	181,124	3,180
Trademarks and trade names	42,929	25,581	17,348
In-process research and development (IPR&D)	1,200	—	1,200
Capitalized software development costs	40,077	35,562	4,515
Total	$1,418,818	$1,139,444	$279,374

Amortization expense related to intangible assets consisted of the following:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Core/developed technology	$47,890	$56,163	$78,820
Customer relationships	35,075	37,533	37,395
Contract rights intangible	5,181	3,581	4,906
Trademarks and trade names	3,135	3,637	4,543
Capitalized software development costs(1)	3,723	2,868	3,599
Total	$95,004	$103,782	$129,263

(1)	Amortization of capitalized software development costs is included in cost of products revenue in the consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets as of October 31, 2020:

Fiscal Year	(in thousands)
2021	$76,078
2022	61,242
2023	44,733
2024	34,398
2025	18,295
2026 and thereafter	18,362
IPR&D	1,214
Total	$254,322

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 6. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of October 31, 2020, the balances of the Company's cash equivalents and non-marketable equity securities investments were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$304,127	$—	$—	$—	$304,127
Total:	$304,127	$—	$—	$—	$304,127

Other long-term assets:
Non-marketable equity securities	$13,200	$—	$—	$—	$13,200
Total:	$13,200	$—	$—	$—	$13,200

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
As of October 31, 2019, the balances of our cash equivalents and non-marketable equity securities investments were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$166,024	$—	$—	$—	$166,024
Total:	$166,024	$—	$—	$—	$166,024

Other long-term assets:
Non-marketable equity securities	$10,951	$—	$—	$—	$10,951
Total:	$10,951	$—	$—	$—	$10,951

(1)	See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets:

	October 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$1,235,653	$728,597
Restricted cash included in Prepaid expenses and other current assets	1,523	1,174
Restricted cash included in Other long-term assets	794	756
Total cash, cash equivalents and restricted cash	$1,237,970	$730,527

Non-marketable equity securities. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately held companies. The investments that the Company does not have the ability to exercise significant influence are accounted using the measurement alternative when the fair value of the investment is not readily determinable. Securities accounted for as equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. The cost basis of securities sold is based on the specific identification method. See Note 7. Fair Value Measures.
Derivatives.
In the first quarter of 2020, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which amends the hedge accounting recognition and presentation requirements of ASC 815. Pursuant to the provisions of ASU 2017-12, the Company is not required to separately measure and report hedge ineffectiveness, which was previously recorded in Other income (expense), net in our consolidated statements of operations. Also, prior to the adoption of ASU 2017-12, the forward point components of the cash flow hedges were excluded from assessing effectiveness of the hedging relationship and were recorded on the consolidated statements of operations in other income (expense), net. Following the Company's adoption of ASU 2017-12, the Company presents the related earning impact of the cash flow hedges in the same income statement section as the hedged items. Adoption of the guidance did not impact opening retained earnings or have a material impact on our financial statements.
The Company recognizes derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value and provides qualitative and quantitative disclosures about such derivatives. The Company operates internationally and is exposed to potentially adverse movements in foreign currency exchange rates. The Company enters into hedges in the form of foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies.
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
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts will be included in “Net cash provided by operating activities” in the consolidated statements of cash flows.

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
Prior to adoption of ASU 2017-12, hedge effectiveness was evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income (expense), net. During fiscal 2020, 2019 and 2018, the amounts recognized in other income (expense) for ineffectiveness and excluded component were immaterial.
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
The effects of non-designated derivative instruments on the Company’s consolidated statements of operations for fiscal years 2020, 2019, and 2018 are summarized as follows:

	October 31,
	2020	2019	2018
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,957	$4,538	$3,361

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	October 31,
	2020	2019
	(in thousands)
Total gross notional amount	$981,234	$817,441
Net fair value	$6,940	$3,494

The notional amounts for derivative instruments do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following table represents the consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at October 31, 2020
Other current assets	$9,182	$138
Accrued liabilities	$2,088	$292
Balance at October 31, 2019
Other current assets	$7,327	$53
Accrued liabilities	$3,715	$171

The following table represents, for designated hedge instruments, net of tax, the respective locations in the consolidated statements of operations and the amount of gains and losses on derivative instrument fair values:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2020
Foreign exchange contracts	Revenue	$3,034	Revenue	$530
Foreign exchange contracts	Operating expenses	4,800	Operating expenses	(603)
Total		$7,834		$(73)
Fiscal year ended October 31, 2019
Foreign exchange contracts	Revenue	$278	Revenue	$1,436
Foreign exchange contracts	Operating expenses	4,455	Operating expenses	(16,073)
Total		$4,733		$(14,637)
Fiscal year ended October 31, 2018
Foreign exchange contracts	Revenue	$693	Revenue	$1,103
Foreign exchange contracts	Operating expenses	(18,121)	Operating expenses	9,785
Total		$(17,428)		$10,888

Other Commitments — Credit and Term Loan Facilities
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015, in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of October 31, 2020, the Company was in compliance with all financial covenants.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of October 31, 2020, the Company had an outstanding balance of $102.1 million, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2021	$27,187
2022	75,000
Total	$102,187

As of October 31, 2019, the Company had $119.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $102.2 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of October 31, 2020 and October 31, 2019. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter.
The Term Loan and Revolver borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of October 31, 2020, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
In July 2018, the Company entered into a 12-year $220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of October 31, 2020, the Company had $25.8 million outstanding under the agreement.
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
The Company’s borrowings under its credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 6. Financial Assets and Liabilities for more information on these borrowings.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2020:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$304,127	$304,127	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,320	—	9,320	—
Other long-term assets:
Deferred compensation plan assets	269,737	269,737	—	—
Total assets	$583,184	$573,864	$9,320	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,380	$—	$2,380	$—
Other long-term liabilities:
Deferred compensation plan liabilities	269,737	269,737	—	—
Total liabilities	$272,117	$269,737	$2,380	$—

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2019:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$166,024	$166,024	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	7,380	—	7,380	—
Other long-term assets:
Deferred compensation plan assets	249,822	249,822	—	—
Total assets	$423,226	$415,846	$7,380	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,886	$—	$3,886	$—
Other long-term liabilities:
Deferred compensation plan liabilities	249,822	249,822	—	—
Total liabilities	$253,708	$249,822	$3,886	$—

Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Equity investments in privately-held companies, also called non-marketable equity securities, are accounted for using either the measurement alternative or equity method of accounting.
The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates that the securities are impaired and the fair value of the securities is less than the carrying value. In such events, these equity investments would be classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The Company monitors these investments and generally uses the income approach to assess impairments based primarily on the financial conditions of these companies.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The components of the Company’s lease expense during the period presented are as follows:

Year Ended October 31,
2020
(in thousands)
Operating lease expense	$93,636
Variable lease expense (1)	5,147
Total lease expense	$98,783
(1) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

Year Ended October 31,
2020
(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$72,828
ROU assets obtained in exchange for operating lease liabilities	$69,439

Lease term and discount rate information related to the Company’s operating leases as of the end of the period presented are as follows:

October 31, 2020
Weighted-average remaining lease term (in years)	8.62
Weighted-average discount rate	2.56%

The following represents the maturities of the Company’s future lease payments due under operating leases as of October 31, 2020:

Lease Payments
Fiscal year	(in thousands)
2021	$84,534
2022	79,886
2023	64,073
2024	59,751
2025	53,280
Thereafter	259,969
Total future minimum lease payments	601,493
Less: Imputed interest	65,909
Total lease liabilities	$535,584

As of October 31, 2020, the Company has additional operating leases for facilities that have not yet commenced with future undiscounted lease payments of $58.6 million. These operating leases will commence before March 1, 2021, with lease terms between 3 years and 9 years.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of October 31, 2019, the future minimum lease payments due under non-cancellable operating leases were as follows:

Minimum Lease Payments(1)
(in thousands)
Fiscal year
2020	$79,286
2021	79,703
2022	69,477
2023	53,909
2024	48,730
Thereafter	291,494
Total	$622,599
(1) Amounts based on Topic 840, Leases.
In addition, certain facilities owned by the Company were leased to 3rd parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. Lease payments due to the Company, over the remaining life of the leases, are approximately $69.6 million as of October 31, 2020.

Note 9. Contingencies
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
Tax Matters

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company undergoes examination from time to time by U.S. and foreign authorities for non-income based taxes, such as sales, use and value-added taxes, and is currently under examination by tax authorities in certain jurisdictions. If the potential loss from such examinations is considered probable and the amount or the range of loss could be estimated, the Company would accrue a liability for the estimated expense. In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of its business, including with tax and other governmental authorities. For a description of certain of these other matters, refer to Note 13. Income Taxes.
Note 10. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Year Ended October 31,
	2020	2019
	(in thousands)
Cumulative currency translation adjustments	$(57,463)	$(87,929)
Unrealized gain (loss) on derivative instruments, net of taxes	3,389	(4,518)
Total accumulated other comprehensive income (loss)	$(54,074)	$(92,447)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into consolidated statements of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$530	$1,436	$1,103
Operating expenses	(603)	(16,073)	9,785
Total reclassifications into net income	$(73)	$(14,637)	$10,888

Amounts reclassified in fiscal 2020, 2019, and 2018 primarily consisted of gains (losses) from the Company’s cash flow hedging activities. See Note 6. Financial Assets and Liabilities.
Note 11. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 19, 2020. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means, including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2020, $457.9 million remained available for future repurchases under the program.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Year Ended October 31,
	2020	2019	2018
	(in thousands, except per share price)
Shares repurchased(1)	1,585	2,732	4,688
Average purchase price per share(1)	$152.76	$120.49	$89.59
Aggregate purchase price(1)	$242,078	$329,185	$420,000
Reissuance of treasury stock	3,872	3,798	3,508

(1)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the September 2017 ASR.
Note 12. Employee Benefit Plans
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (ESPP), participating employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the beginning of an offering period (generally, a rolling two year period) or (2) the purchase date (generally occurring at the end of each semi-annual purchase period), subject to the terms of ESPP, including a limit on the number of shares that may be purchased in a purchase period.
On April 9, 2020, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 5.0 million shares. During fiscal 2020, 2019 and 2018, the Company issued 1.0 million, 1.2 million, and 1.2 million shares, respectively, under the ESPP at average per share prices of $103.41, $73.18 and $62.52, respectively. As of October 31, 2020, 13.8 million shares of common stock were reserved for future issuance under the ESPP.
Equity Compensation Plans
2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan and in the award agreements governing particular awards. Options granted under this plan generally have a contractual term of seven years and generally vest over four years. On April 9, 2020, the Company's stockholders approved an amendment to, among other things, increase the number of shares of common stock reserved for future issuance under the 2006 Employee Plan by 3.5 million shares. As of October 31, 2020, an aggregate of 3.9 million stock options and 4.1 million restricted stock units were outstanding, and 12.1 million shares were available for future issuance under the 2006 Employee Plan.
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
Under the 2005 Directors Plan, the Company granted options to purchase 188,709 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $6.7 million, to non-employee

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

directors during fiscal 2007, fiscal 2011, fiscal 2015, and fiscal 2017. As of October 31, 2020, 29,222 stock options were outstanding under the 2005 Directors Plan.
The 2017 Directors Plan provides for equity awards to non-employee directors in the form of stock options, restricted stock units, restricted stock or a combination thereof. On April 6, 2017, the Company’s stockholders approved an aggregate of 0.45 million shares of common stock reserved under the 2017 Directors Plan.
For the fiscal year ended October 31, 2020, the Company issued an aggregate of 9,412 shares of restricted stock awards with an aggregate grant date fair value of approximately $1.3 million under the 2017 Directors Plan. Restricted stock awards generally vest on an annual basis under the 2017 Directors Plan. In addition, the Company granted options to purchase 5,998 shares of common stock, which vest over a period of three years, with an aggregate grant date fair value of $1.4 million. As of October 31, 2020, 9,412 shares of restricted stock were unvested and 5,998 stock options were outstanding, and a total of 389,682 shares of common stock were reserved for future grant under the 2017 Directors Plan.
Other Assumed Stock Plans through Acquisitions. In connection with the Company’s acquisitions in fiscal 2008, fiscal 2010, fiscal 2012, fiscal 2014, fiscal 2015, fiscal 2017, and fiscal 2018 the Company assumed certain outstanding stock awards of acquired companies. If these assumed equity awards are canceled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of October 31, 2020, 0.1 million shares of the Company’s common stock remained subject to such outstanding assumed equity awards.
Restricted Stock Units. Restricted stock units are granted under the 2006 Employee Plan as part of the Company’s incentive compensation program. In general, restricted stock units vest over three to four years and are subject to the employee's continuing service with the Company. Certain restricted stock units were granted with specific performance criteria and vest to the extent performance conditions are met. For each restricted stock unit granted     under the 2006 Employee Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. As of October 31, 2020, the share reserve ratio was 1.70.
The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2017	3,843	$57.26	1.54
Granted(2)	1,679	$89.35
Vested(1)	(1,495)	$52.55		$136,417
Forfeited	(258)	$67.04
Balance at October 31, 2018	3,769	$72.75	1.46
Granted	1,844	$119.27
Vested(1)	(1,508)	$65.97		$176,659
Forfeited	(248)	$79.49
Balance at October 31, 2019	3,857	$97.21	1.56
Granted	2,041	$168.15
Vested(1)	(1,480)	$88.70		$261,563
Forfeited	(288)	$104.67
Balance at October 31, 2020	4,130	$134.80	1.47

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

(2)	The Company assumed unvested restricted stock units from acquisitions including Black Duck.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than shares available for grant under the 2017 Directors Plan:

	Available for Grant(3)	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2017	12,583	6,530	$46.83	4.60	$263,555
Options granted	(1,134)	1,134	$89.52
Options assumed(2)		141	$18.66
Options exercised		(1,336)	$38.18
Options canceled/forfeited/expired	157	(178)	$51.82
Restricted stock units granted(1)	(2,541)
Restricted stock units forfeited(1)	374
Additional shares reserved	3,000
Balance at October 31, 2018	12,439	6,291	$55.63	4.39	$214,432
Options granted	(799)	799	$113.17
Options exercised		(1,615)	$44.29
Options canceled/forfeited/expired	129	(185)	$58.02
Restricted stock units granted(1)	(3,134)
Restricted stock units forfeited(1)	373
Additional shares reserved	3,200
Balance at October 31, 2019	12,208	5,290	$65.57	4.08	$373,112
Options granted	(694)	700	$143.44
Options exercised		(1,891)	$51.76
Options canceled/forfeited/expired	102	(106)	$84.14
Restricted stock units granted(1)	(3,469)
Restricted stock units forfeited(1)	482
Additional shares reserved	3,500
Balance at October 31, 2020	12,129	3,993	$85.26	4.10	$513,845
Exercisable at October 31, 2020		2,311	$65.36	3.23	$343,230

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
The aggregate intrinsic value in the preceding table represents the pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $213.86 as of October 31, 2020. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2020	2019	2018
	(in thousands, except per share price)
Intrinsic value	$218,640	$110,815	$71,840
Average exercise price per share	$51.76	$44.29	$38.18

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Restricted stock award activities during fiscal 2020 under the 2005 Directors Plan and 2017 Directors Plan are summarized as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands, except per share)
Unvested at October 31, 2017	38	$59.89
Granted	15	$82.96
Vested	(32)	$62.09
Forfeited	(1)	$48.27
Unvested at October 31, 2018	20	$73.95
Granted	11	$116.43
Vested	(20)	$73.95
Forfeited	—	$—
Unvested at October 31, 2019	11	$116.43
Granted	9	$140.97
Vested	(11)	$116.43
Forfeited	—	$—
Unvested at October 31, 2020	9	$140.97

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
The assumptions presented in the following table were used to estimate the fair value of stock options and employee stock purchase rights granted under the Company’s stock plans or stock plans assumed from acquisitions:

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended October 31,
	2020	2019	2018
Stock Options
Expected life (in years)	4.1	4.1	4.1
Risk-free interest rate	0.26% - 1.71%	1.28% - 2.73%	2.10% - 2.95%
Volatility	23.05% - 32.80%	23.16% - 24.76%	20.22% - 21.04%
Weighted average estimated fair value	$33.02	$22.86	$23.55
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.09% - 1.24%	1.54% - 2.60%	1.80% - 2.73%
Volatility	25.59% - 43.06%	23.73% - 27.86%	19.99% - 21.54%
Weighted average estimated fair value	$47.69	$35.18	$23.34

The compensation cost recognized in the consolidated statements of operations for the Company's stock compensation arrangements was as follows:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Cost of products	$27,193	$17,193	$14,648
Cost of maintenance and service	9,327	6,385	5,467
Research and development expense	125,814	75,853	67,355
Sales and marketing expense	43,205	28,834	28,069
General and administrative expense	43,045	26,736	24,493
Stock-based compensation expense before taxes	248,584	155,001	140,032
Income tax benefit	(39,077)	(26,226)	(26,578)
Stock-based compensation expense after taxes	$209,507	$128,775	$113,454
As of October 31, 2020, the Company had $488.6 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted average period of 2.3 years. As of October 31, 2020, the Company had $55.8 million of total unrecognized stock-based compensation expense relating to the ESPP, which is expected to be recognized over a period of 2.0 years.
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
Deferred plan assets and liabilities are as follows:

	As of October 31, 2020	As of October 31, 2019
	(in thousands)
Plan assets recorded in other long-term assets	$269,737	$249,822
Plan liabilities recorded in other long-term liabilities(1)	$269,737	$249,822

(1)	Undistributed deferred compensation balances due to participants.
Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$21,469	$27,759	$4,636
Other income (expense), net	21,469	27,759	4,636
Net increase (decrease) to net income	$—	$—	$—

Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $54.7 million, $50.7 million, and $56.5 million in fiscal 2020, 2019, and 2018, respectively. For employees in the United States and Canada, the Company matches pretax employee contributions up to a maximum of U.S. $3,000 and Canadian $4,000, respectively, per participant per year.
Note 13. Income Taxes
The domestic and foreign components of the Company’s total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
United States	$544,391	$487,430	$(18,029)
Foreign	93,768	58,076	381,572
Total income (loss) before provision for income taxes	$638,159	$545,506	$363,543

The components of the provision (benefit) for income taxes were as follows:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$29,272	$22,821	$(1,120)
State	1,863	11,846	2,025
Foreign	55,103	61,092	140,430
	86,238	95,759	141,335
Deferred:
Federal	(84,739)	(41,219)	(139,547)
State	(20,233)	(7,227)	(25,661)
Foreign	(6,554)	(34,174)	(45,102)
	(111,526)	(82,620)	(210,310)
Provision (benefit) for income taxes	$(25,288)	$13,139	$(68,975)

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The provision (benefit) for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Statutory federal tax	$133,979	$114,557	$85,142
State tax (benefit), net of federal effect	(29,096)	6,529	(32,351)
Tax credits	(39,206)	(34,485)	(35,142)
Tax on foreign earnings	(3,980)	23,467	(104,252)
Foreign-derived intangible income deduction	(24,282)	(26,615)	—
Tax settlements	(13,167)	(10,953)	(14,691)
Stock-based compensation	(50,047)	(25,356)	(19,293)
Changes in valuation allowance	(614)	(42,144)	78,192
Integration of acquired technologies	—	—	27,927
Undistributed earnings of foreign subsidiaries	—	6,341	(974)
Impact of tax restructuring	—	—	(171,979)
Impact of Tax Act rate change	—	—	51,075
Transition tax	—	—	63,107
Other	1,125	1,798	4,264
Provision (benefit) for income taxes	$(25,288)	$13,139	$(68,975)

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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2020	2019
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Deferred revenue	2,367	—
Deferred compensation	55,172	56,483
Intangible and depreciable assets	115,097	160,072
Capitalized research and development costs	118,857	48,804
Stock-based compensation	28,478	20,372
Tax loss carryovers	35,571	40,068
Foreign tax credit carryovers	18,645	20,187
Research and other tax credit carryovers	320,317	278,382
Operating Lease Liabilities	101,386	—
Gross deferred tax assets	795,890	624,368
Valuation allowance	(158,895)	(157,343)
Total deferred tax assets	636,995	467,025
Deferred tax liabilities:
Intangible assets	45,915	58,697
Operating lease Right-of-Use-Assets	84,716	—
Accruals and reserves	7,780	4,450
Deferred revenue	—	6,611
Undistributed earnings of foreign subsidiaries	3,063	6,864
Other	372	1,762
Total deferred tax liabilities	141,846	78,384
Net deferred tax assets	$495,149	$388,641

It is more likely than not that the results of future operations will be able to generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance provided against the Company's deferred tax assets as of October 31, 2020 is mainly attributable to international foreign tax credits and the California research credits. The valuation allowance increased by a net of $1.6 million in fiscal 2020 primarily related to the realizability of U.S. foreign tax credits offset by the net increase of valuation allowance on California research credits.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$41,757	2021-2037
Federal research credit carryforward	176,616	2021-2040
Federal foreign tax credit carryforward	1,921	2021-2029
International foreign tax credit carryforward	15,681	Indefinite
International net operating loss carryforward	81,069	2021-Indefinite
California research credit carryforward	173,600	Indefinite
Other state research credit carryforward	15,486	2024-2035
State net operating loss carryforward	70,251	2027-2039

The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382 and certain provisions of the Tax Act. Foreign tax credits may only be used to offset tax attributable to foreign source income.
The gross unrecognized tax benefits decreased by approximately $33.1 million during fiscal 2020 resulting in gross unrecognized tax benefits of $83.1 million as of October 31, 2020. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	As of October 31, 2020	As of October 31, 2019
	(in thousands)
Beginning balance	$116,212	$131,019
Increases in unrecognized tax benefits related to prior year tax positions	5,390	41,346
Decreases in unrecognized tax benefits related to prior year tax positions	(43,783)	(71,092)
Increases in unrecognized tax benefits related to current year tax positions	9,226	16,927
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(1,411)	(1,624)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2,472)	(964)
Increases in unrecognized tax benefits acquired	778	—
Changes in unrecognized tax benefits due to foreign currency translation	(791)	600
Ending balance	$83,149	$116,212
As of October 31, 2020 and 2019, approximately $83.1 million and $116.2 million, respectively, of the unrecognized tax benefits would affect the Company's effective tax rate if recognized upon resolution of the uncertain tax positions.
Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense (benefit) in the consolidated statements of operations and totaled approximately $0.2 million, $0.3 million and $9.4 million for fiscal years 2020, 2019 and 2018, respectively. As of October 31, 2020 and 2019, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $13.1 million and $12.8 million, respectively.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0.0 and $42.5 million.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States	Fiscal 2019 and 2020
California	Fiscal years after 2017
Hungary	Fiscal years after 2018
Ireland	Fiscal years after 2016
Japan and Taiwan	Fiscal years after 2015
Korea	Fiscal years after 2016

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
IRS Examinations
In fiscal 2020, the Company reached partial settlement with the Examination Division of the IRS for fiscal 2019 and recognized approximately $6.3 million in unrecognized tax benefits, primarily due to the allowance of certain foreign tax credits and research tax credits.
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
State Examinations
In fiscal 2020, the Company reached final settlement with the California Franchise Tax Board for fiscal 2015, 2016, and 2017. As a result of the settlement, the Company recognized $20.2 million in unrecognized tax benefits and increased its valuation allowance by $20.2 million.
Non-U.S. Examinations
Hungarian Tax Authority
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against the Company's Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Hungarian Administrative Court. On April 30, 2019, the Hungarian Administrative Court (the Court) ruled against Synopsys Hungary. The Court's opinion was received on May 16, 2019 and the Company filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court's decision, the Company

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard the Company's appeal on November 12, 2020 and issued a ruling from the bench to remand the case to the Hungarian Administrative Court for further proceedings. The Company expects to receive the Hungarian Supreme Court's written decision in the first quarter of fiscal 2021.
In fiscal 2020, the Company reached final settlement with the HTA for fiscal years 2014 through 2018. As a result of the settlement, the Company recognized tax expense of $1.4 million, and recognized $6.9 million in unrecognized tax benefits.
National Taxation Bureau of Taipei
In fiscal 2019, the Company reached final settlement with the National Taxation Bureau of Taipei for fiscal year 2017 and recognized $5.5 million in previously unrecognized tax benefits.
Note 14. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Interest income	$3,561	$6,859	$5,323
Interest expense	(5,140)	(11,659)	(15,607)
Gain (loss) on assets related to deferred compensation plan	21,469	27,759	4,636
Foreign currency exchange gain (loss)	5,544	3,588	3,557
Other, net	(7,416)	(1,272)	5,409
Total	$18,018	$25,275	$3,318

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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Information by reportable segment was as follows:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Total Segments:
Revenue	$3,685,281	$3,360,694	$3,121,058
Adjusted operating income	1,031,630	838,821	690,681
Adjusted operating margin	28%	25%	22%
Semiconductor & System Design:
Revenue	$3,327,211	$3,026,097	$2,840,589
Adjusted operating income	990,837	806,618	701,283
Adjusted operating margin	30%	27%	25%
Software Integrity:
Revenue	$358,070	$334,597	$280,469
Adjusted operating income	40,793	32,203	(10,602)
Adjusted operating margin	11%	10%	(4)%

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

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Total segment adjusted operating income	$1,031,630	$838,821	$690,681
Reconciling items:
Amortization of intangible expense	(91,281)	(100,914)	(125,664)
Stock-based compensation expense	(248,584)	(155,001)	(140,032)
Other	(71,624)	(62,675)	(64,760)
Total operating income	$620,141	$520,231	$360,225

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
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to the Company’s products are located. Revenue is defined as revenue from external customers. Revenue and property and equipment, net, related to operations in the United States and other geographic areas were:

	Year Ended October 31,
	2020	2019	2018
	(in thousands)
Revenue:
United States	$1,774,348	$1,676,178	$1,508,224
Europe	385,287	349,033	369,125
China	420,829	321,777	259,279
Korea	389,008	353,358	307,974
Other	715,809	660,348	676,456
Consolidated	$3,685,281	$3,360,694	$3,121,058

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	As of October 31,
	2020	2019
	(in thousands)
Property and Equipment, net:
United States	$311,350	$293,725
Other countries	172,468	135,807
Total	$483,818	$429,532

Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.
One customer, including its subsidiaries, accounted for 12.4%, 12.8%, and 15.4% of the Company’s consolidated revenue in fiscal 2020, 2019, and 2018, respectively.
Note 16. Effect of New Accounting Pronouncements
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

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
2020
Revenue	$834,381	$861,327	$964,134	$1,025,439
Gross margin	641,513	677,062	771,126	800,890
Income before provision for income taxes	99,573	110,166	236,383	192,037
Net income attributed to Synopsys	104,061	109,920	252,911	197,455
Net income per share
Basic	$0.69	$0.73	$1.67	$1.30
Diluted(1)	0.67	0.71	1.62	1.26
2019
Revenue	$820,401	$836,242	$852,970	$851,081
Gross margin	627,509	645,563	666,338	668,338
Income before provision for income taxes	147,055	133,917	132,911	131,623
Net income attributed to Synopsys	153,514	118,210	99,929	160,714
Net income per share
Basic	$1.03	$0.79	$0.67	$1.07
Diluted(1)	1.01	0.77	0.65	1.04
(1)    Net income per share is computed independently. Therefore, the sum of the quarterly net income per share may not equal to the total computed for the year or any cumulative interim period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of October 31, 2020, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of October 31, 2020, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2020. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our management has concluded that, as of October 31, 2020, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)
Changes in Internal Control Over Financial Reporting. On November 3, 2019, Synopsys implemented new and modified existing internal controls for the adoption of the new lease accounting standard, ASC 842. There were no additional changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On December 10, 2020, Steven C. Walske notified the Company of his decision not to stand for re-election to Synopsys’ Board of Directors at its 2021 Annual Meeting of Stockholders (the 2021 Annual Meeting). Mr. Walske’s decision not to stand for re-election was not the result of any disagreement with Synopsys on any matter. Mr. Walske will continue to serve as a director and audit committee member until his term ends at the 2021 Annual Meeting, and the Company is thankful for his dedicated service.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On December 10, 2020, the Board of Directors amended and restated the bylaws of the Company (as so amended, the Amended and Restated Bylaws), effective immediately. The Amended and Restated Bylaws, among other things: (i) add the ability for stockholders holding not less than 20% of all outstanding shares of capital stock of the Company, which shares are held for not less than one (1) year prior to the date of the request, to request a special meeting of the stockholders; and (ii) provide that directors shall be elected by a majority of the votes cast by stockholders with respect to his or her election at a meeting for the election of directors, except that, if the number of nominees for election at any such meeting exceeds the number of directors to be elected at such meeting, each director to be so elected shall be elected by a plurality of votes cast by stockholders.

The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our executive officers, see Executive Officers of the Registrant in Part I, Item 1 of this Annual Report.
All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2021 Annual Meeting (the Proxy Statement) scheduled to be held on April 8, 2021, as provided under the headings “Proposal 1: Election of Directors,” “Audit Committee Report,” and “Corporate Governance.”

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

(3)	Exhibits
See Item 15(b) below.

(b)	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws					X
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
4.2	Description of Synopsys' Stock					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement, dated November 28, 2016, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A., the Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and U.S. Bank N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, the Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.1	11/30/2016
10.2	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/2011
10.2(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/2012
10.2(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/2013
10.2(iii)	Second Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(iii)	5/22/2015
10.3*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/15/2020
10.4*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.5	4/6/2018
10.5*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.6	4/6/2018
10.6*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.7	4/15/2020
10.7*	2017 Non-Employee Directors Equity Incentive Plan	8-K	000-19807	10.8	4/10/2017
10.8*	Form of Restricted Stock Grant Notice and Award Agreement under 2017 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.9	12/14/2017

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.9*	Form of Stock Options Grant Notice and Option Agreement under 2017 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.10	12/14/2017
10.10*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	6/10/2004
10.11*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.12	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.13*	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	2/24/1992 (effective date)
10.14*	Amended and Restated Employment Agreement, dated December 15, 2016 between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.16	12/21/2016
10.15*	Amended and Restated Employment Agreement, dated December 15, 2016 between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.17	12/21/2016
10.16*	Executive Incentive Plan, as amended	8-K	000-19807	10.18	12/21/2016
10.17*	Amended and Restated Executive Change of Control Severance Benefit Plan	8-K	000-19807	10.19	12/21/2016
10.18*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/2008
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
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

SYNOPSYS, INC.

Date: December 14, 2020	By:	/s/ Trac Pham
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	December 14, 2020
Aart J. de Geus

/S/ CHI-FOON CHAN	Co-Chief Executive Officer (Co-Principal Executive Officer), President and Director	December 14, 2020
Chi-Foon Chan

/S/ TRAC PHAM	Chief Financial Officer (Principal Financial Officer)	December 14, 2020
Trac Pham

/S/ SUDHINDRA KANKANWADI	SVP, Chief Accounting Officer (Principal Accounting Officer)	December 14, 2020
Sudhindra Kankanwadi

/S/ JANICE D. CHAFFIN	Director	December 14, 2020
Janice D. Chaffin

/S/ BRUCE R. CHIZEN	Director	December 14, 2020
Bruce R. Chizen

/S/ MERCEDES JOHNSON	Director	December 14, 2020
Mercedes Johnson

/S/ CHRYSOSTOMOS L. NIKIAS	Director	December 14, 2020
Chrysostomos L. Nikias

/s/ JEANNINE SARGENT	Director	December 14, 2020
Jeannine Sargent

/S/ JOHN G. SCHWARZ	Director	December 14, 2020
John G. Schwarz

/S/ ROY VALLEE	Director	December 14, 2020
Roy Vallee

/S/ STEVEN C. WALSKE	Director	December 14, 2020
Steven C. Walske