Form 10-Q
period 2021-01-31
SYNOPSYS INC
filed 2021-02-19
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 17, 2021, there were 152,373,162 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2021	October 31, 2020*
ASSETS
Current assets:
Cash and cash equivalents	$1,023,074	$1,235,653
Accounts receivable, net	789,320	780,709
Inventories, net	230,907	192,333
Income taxes receivable and prepaid taxes	25,190	32,355
Prepaid and other current assets	329,233	308,167
Total current assets	2,397,724	2,549,217
Property and equipment, net	486,604	483,818
Operating lease right-of-use assets, net	462,136	465,818
Goodwill	3,433,003	3,365,114
Intangible assets, net	254,375	254,322
Long-term prepaid taxes	8,285	8,276
Deferred income taxes	522,871	497,546
Other long-term assets	447,840	405,951
Total assets	$8,012,838	$8,030,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$422,928	$623,664
Operating lease liabilities, current	72,769	73,173
Accrued income taxes	32,227	27,738
Deferred revenue	1,546,038	1,388,263
Short-term debt	97,421	27,084
Total current liabilities	2,171,383	2,139,922
Operating lease liabilities, non-current	459,880	462,411
Long-term accrued income taxes	25,184	25,178
Long-term deferred revenue	107,001	104,850
Long-term debt	25,658	100,823
Other long-term liabilities	336,834	284,511
Total liabilities	3,125,940	3,117,695
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,364 and 152,618 shares outstanding, respectively	1,526	1,528
Capital in excess of par value	1,589,175	1,653,166
Retained earnings	3,954,542	3,795,397
Treasury stock, at cost: 4,897 and 4,643 shares, respectively	(628,216)	(488,613)
Accumulated other comprehensive income (loss)	(34,775)	(54,074)
Total Synopsys stockholders’ equity	4,882,252	4,907,404
Non-controlling interest	4,646	4,963
Total stockholders’ equity	4,886,898	4,912,367
Total liabilities and stockholders’ equity	$8,012,838	$8,030,062
*    Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2021	2020
Revenue:
Time-based products	$631,290	$556,439
Upfront products	174,381	150,721
Maintenance and service	164,650	127,221
Total revenue	970,321	834,381
Cost of revenue:
Products	127,347	117,784
Maintenance and service	68,766	61,915
Amortization of intangible assets	11,886	13,169
Total cost of revenue	207,999	192,868
Gross margin	762,322	641,513
Operating expenses:
Research and development	357,468	314,283
Sales and marketing	170,628	152,855
General and administrative	77,488	68,744
Amortization of intangible assets	8,390	9,364
Restructuring charges	—	8,751
Total operating expenses	613,974	553,997
Operating income	148,348	87,516
Other income (expense), net	28,756	12,057
Income before income taxes	177,104	99,573
Provision (benefit) for income taxes	15,076	(4,488)
Net income	162,028	104,061
Net income (loss) attributed to non-controlling interest	(317)	—
Net income attributed to Synopsys	$162,345	$104,061

Net income per share:
Basic	$1.06	$0.69
Diluted	$1.03	$0.67
Shares used in computing per share amounts:
Basic	152,498	150,244
Diluted	157,277	154,504
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2021	2020
Net income	$162,028	$104,061
Other comprehensive income (loss):
Change in foreign currency translation adjustment	17,932	6,962
Cash flow hedges:
Deferred gains (losses), net of tax of $(1,405) and $(417), respectively.	4,093	1,652
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $885 and $(97), respectively.	(2,726)	522
Other comprehensive income (loss), net of tax effects	19,299	9,136
Comprehensive income	181,327	113,197
Less: net income (loss) attributed to non-controlling interest	(317)	—
Comprehensive income attributed to Synopsys	$181,644	$113,197
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2020	152,618	$1,528	$1,653,166	$3,795,397	$(488,613)	$(54,074)	$4,907,404	$4,963	$4,912,367
Net income				162,345			162,345	(317)	162,028
Retained earnings adjustment due to adoption of ASC 326(1)				(3,200)			(3,200)		(3,200)
Other comprehensive income (loss), net of tax effects						19,299	19,299		19,299
Purchases of treasury stock	(837)	(8)	8		(202,871)		(202,871)		(202,871)
Equity forward contract			(50,000)				(50,000)		(50,000)
Common stock issued, net of shares withheld for employee taxes	583	6	(97,781)		63,268		(34,507)		(34,507)
Stock-based compensation			83,782				83,782		83,782
Balance at January 31, 2021	152,364	$1,526	$1,589,175	$3,954,542	$(628,216)	$(34,775)	$4,882,252	$4,646	$4,886,898

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2019	150,331	$1,503	$1,635,455	$3,164,144	$(625,642)	$(92,447)	$4,083,013	$5,863	$4,088,876
Net income				104,061			104,061		104,061
Other comprehensive income (loss), net of tax effects						9,136	9,136		9,136
Purchases of treasury stock	(579)	(6)	6		(80,000)		(80,000)		(80,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	450	5	(40,561)		41,290		734		734
Stock-based compensation			51,883				51,883		51,883
Balance at January 31, 2020	150,202	$1,502	$1,626,783	$3,268,205	$(664,352)	$(83,311)	$4,148,827	$5,863	$4,154,690

(1)In June 2016, the Financial Accounting Standards Board (FASB) issued ASC 326, "Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with an expected loss methodology. The Company adopted the new standard at the beginning of fiscal 2021.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net income attributed to Synopsys	$162,345	$104,061
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	50,628	52,232
Reduction of operating lease right-of-use assets	20,974	23,201
Amortization of capitalized costs to obtain revenue contracts	15,008	13,762
Stock-based compensation	83,782	51,883
Allowance for doubtful accounts	7,477	4,861
Deferred income taxes	(20,222)	(17,694)
Other non-cash	(3,359)	(370)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(14,910)	(246,364)
Inventories	(37,764)	(5,561)
Prepaid and other current assets	(12,289)	8,697
Other long-term assets	(50,385)	(27,103)
Accounts payable and accrued liabilities	(171,137)	(132,814)
Operating lease liabilities	(20,707)	(20,979)
Income taxes	12,226	5,039
Deferred revenue	152,291	196,969
Net cash provided by operating activities	173,958	9,820
Cash flows from investing activities:
Purchases of long-term investments	—	(2,500)
Purchases of property and equipment	(27,779)	(54,605)
Cash paid for acquisitions, net of cash acquired	(74,670)	(75,388)
Capitalization of software development costs	(1,011)	(1,065)
Net cash used in investing activities	(103,460)	(133,558)
Cash flows from financing activities:
Proceeds from credit facilities	—	196,490
Repayment of debt	(5,694)	(3,750)
Issuances of common stock	15,092	14,982
Payments for taxes related to net share settlement of equity awards	(49,591)	(14,242)
Purchase of equity forward contract	(50,000)	(20,000)
Purchases of treasury stock	(202,871)	(80,000)
Net cash (used in) provided by financing activities	(293,064)	93,480
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,001	2,013
Net change in cash, cash equivalents and restricted cash	(212,565)	(28,245)
Cash, cash equivalents and restricted cash, beginning of year	1,237,970	730,527
Cash, cash equivalents and restricted cash, end of period	$1,025,405	$702,282
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
Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income, stockholders’ equity and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020 as filed with the SEC on December 15, 2020.
Use of Estimates. To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position. In addition, the Company has considered the potential impact of the COVID-19 pandemic on the business operations. Although no impairment or other effects have been identified to date related to the COVID-19 pandemic, there is substantial uncertainty in the nature and degree of its continued effects over time. This uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information are known.
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2021 and 2020 are both 52-week years. Fiscal 2021 will end on October 30, 2021. Fiscal 2020 ended on October 31, 2020. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of January 31, 2021.
Note 3. Revenue
Disaggregated Revenue

The following table shows the percentage of revenue by product groups:

	Three Months Ended January 31,
	2021	2020
EDA	55.2%	59.0%
IP & System Integration	35.0%	30.6%
Software Integrity Products & Services	9.5%	10.3%
Other	0.3%	0.1%
Total	100.0%	100.0%
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
Contract balances are as follows:

	As of
	January 31, 2021	October 31, 2020
	(in thousands)
Contract assets	$217,699	$214,583
Unbilled receivables	$49,459	$50,932
Deferred revenue	$1,653,039	$1,493,113
During the three months ended January 31, 2021 and 2020, the Company recognized $574.0 million and $504.5 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.6 billion as of January 31, 2021, which includes $621.6 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 52% of the contracted but unsatisfied or partially unsatisfied performance obligations as of January 31, 2021, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three months ended January 31, 2021 and 2020, the Company recognized $26.3 million and $17.9 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of January 31, 2021 were $79.4 million and included in other assets in the Company’s unaudited condensed consolidated balance sheets. Amortization of these assets was $15.0 million and $13.8 million during the three months ended January 31, 2021 and 2020, respectively, and included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.

Note 4. Business Combinations
During the three months ended January 31, 2021, the Company completed two acquisitions for an aggregate consideration of $77.5 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s unaudited condensed consolidated statements of operations. The preliminary purchase allocations are $20.3 million of identifiable intangible assets and $59.3 million in goodwill, which is attributable to the Semiconductor & System Design reporting segment. The fair value of these intangible assets and goodwill are estimated using the income method.
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
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the three months ended January 31, 2021 were as follows:

(in thousands)
Balance at October 31, 2020	$3,365,114
Additions	59,285
Effect of foreign currency translation	8,604
Balance at January 31, 2021	$3,433,003
Intangible Assets
In-process research and development (IPR&D) as of January 31, 2021 consisted of acquired projects that, if completed, will be reclassified to core/developed technology upon completion, or if abandoned, will be written off. Intangible assets as of January 31, 2021 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$846,611	$714,026	$132,585
Customer relationships	381,686	285,019	96,667
Contract rights intangible	193,087	187,758	5,329
Trademarks and trade names	43,095	29,325	13,770
In-process research and development (IPR&D)	1,214	—	1,214
Capitalized software development costs	45,133	40,323	4,810
Total	$1,510,826	$1,256,451	$254,375
Intangible assets as of October 31, 2020 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$827,232	$703,009	$124,223
Customer relationships	380,838	277,219	103,619
Contract rights intangible	192,812	186,763	6,049
Trademarks and trade names	43,096	28,716	14,380
In-process research and development (IPR&D)	1,214	—	1,214
Capitalized software development costs	44,122	39,285	4,837
Total	$1,489,314	$1,234,992	$254,322

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Core/developed technology	$11,016	$12,318
Customer relationships	7,780	8,562
Contract rights intangible	870	875
Trademarks and trade names	610	778
Capitalized software development costs(1)	1,038	901
Total	$21,314	$23,434
(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets as of January 31, 2021:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$59,323
2022	65,764
2023	48,868
2024	38,407
2025	22,304
2026 and thereafter	18,495
IPR&D	1,214
Total	$254,375
Note 6. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of January 31, 2021, the balances of the Company’s cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$166,882	$—	$—	$—	$166,882
Total:	$166,882	$—	$—	$—	$166,882
(1)See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
As of October 31, 2020, the balances of the Company’s cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$304,127	$—	$—	$—	$304,127
Total:	$304,127	$—	$—	$—	$304,127
(1)See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.

Restricted cash. The Company includes amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. All restricted cash is primarily associated with office leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	January 31, 2021	October 31, 2020
	(in thousands)
Cash and cash equivalents	$1,023,074	$1,235,653
Restricted cash included in Prepaid expenses and other current assets	1,523	1,523
Restricted cash included in Other long-term assets	808	794
Total cash, cash equivalents and restricted cash	$1,025,405	$1,237,970
Non-marketable equity securities. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately held companies. When the Company does not have the ability to exercise significant influence over the investments, these securities are accounted for using the measurement alternative when the fair value of the investment is not readily determinable. Securities accounted for as equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. The cost basis of securities sold is based on the specific identification method. See Note 7. Fair Value Measures.
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

The Company did not have any gains or losses related to discontinuation of cash flow hedges during the three months ended January 31, 2021 and 2020.
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
The effects of the non-designated derivative instruments on the Company’s unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,129	$245
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	January 31, 2021	October 31, 2020
	(in thousands)
Total gross notional amount	$865,642	$981,234
Net fair value	$6,047	$6,940
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
The following table represents the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at January 31, 2021
Other current assets	$9,870	$23
Accrued liabilities	$3,384	$463
Balance at October 31, 2020
Other current assets	$9,182	$138
Accrued liabilities	$2,088	$292

The following table represents the unaudited condensed consolidated statements of operations location in Revenue/Deferred Revenue and Operating Expenses and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2021
Foreign exchange contracts	Revenue	$(163)	Revenue	$113
Foreign exchange contracts	Operating expenses	4,256	Operating expenses	2,613
Total		$4,093		$2,726
Three months ended January 31, 2020
Foreign exchange contracts	Revenue	$1,080	Revenue	$(89)
Foreign exchange contracts	Operating expenses	571	Operating expenses	(433)
Total		$1,651		$(522)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2021:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$166,882	$166,882	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,893	—	9,893	—
Other long-term assets:
Deferred compensation plan assets	307,980	307,980	—	—
Total assets	$484,755	$474,862	$9,893	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,847	$—	$3,847	$—
Other long-term liabilities:
Deferred compensation plan liabilities	309,339	309,339	—	—
Total liabilities	$313,186	$309,339	$3,847	$—
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2020:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$304,127	$304,127	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,320	—	9,320	—
Other long-term assets:
Deferred compensation plan assets	269,737	269,737	—	—
Total assets	$583,184	$573,864	$9,320	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,380	$—	$2,380	$—
Other long-term liabilities:
Deferred compensation plan liabilities	269,737	269,737	—	—
Total liabilities	$272,117	$269,737	$2,380	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Equity investments in privately-held companies, also called non-marketable equity securities, are accounted for using either the measurement alternative method or equity method of accounting.

Non-marketable equity securities accounted for under the measurement alternative method are recorded at fair value and are adjusted for subsequent observable changes in fair value. Non-marketable equity securities accounted for under the equity method of accounting are recorded at cost plus the proportional share of the issuers’ income or loss. These equity investments would be classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The Company monitors these investments and generally uses the income approach to assess impairments based primarily on the financial conditions of these companies.
Note 8. Liabilities
Accounts payable and accrued liabilities consist of:

	As of
	January 31, 2021	October 31, 2020
	(in thousands)
Payroll and related benefits	$311,983	$492,626
Other accrued liabilities	85,567	101,035
Accounts payable	25,378	30,003
Total	$422,928	$623,664

Other long-term liabilities consist of:

	As of
	January 31, 2021	October 31, 2020
	(in thousands)
Deferred compensation liability	$309,339	$269,737
Other long-term liabilities	27,495	14,774
Total	$336,834	$284,511

Note 9. Credit and Term Loan Facilities
On January 22, 2021, Synopsys, Inc. (“Synopsys”) entered into a Fourth Extension and Amendment Agreement (the “Fourth Amendment”), which amends and restates Synopsys’ previous credit agreement, dated as of November 28, 2016 (as amended and restated, the “Credit Agreement”). Synopsys’ outstanding borrowings under the previous credit agreement, which as of January 22, 2021 consisted of term loans in the aggregate principal amount of $97.5 million, are carried over under the Credit Agreement.
The Fourth Amendment extends the termination date of the existing $650 million senior unsecured revolving credit facility from November 28, 2021 to January 22, 2024, which may be further extended in Synopsys’ option. The outstanding term loans under the Credit Agreement will continue to amortize in quarterly installments with the balance due at maturity on November 28, 2021. The Credit Agreement also provides an uncommitted incremental loan facility of up to $150 million in the aggregate principal amount. The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, as well as other non-financial covenants. As of January 31, 2021, the Company was in compliance with all financial covenants.
As of January 31, 2021, the Company had $97.4 million outstanding balance, net of debt issuance costs, under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$22,500
2022	75,000
Total	$97,500
In July 2018, the Company entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2021, the Company had $25.7 million outstanding under the agreement.
As of October 31, 2020, the Company had $102.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of October 31, 2020 and January 31, 2021. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2021, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 10. Leases
The Company has operating lease arrangements for office space, data center, equipment and other corporate assets. These leases have various expiration dates through December 31, 2040, some of which include options to extend the leases for up to 10 years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments.
The components of the Company’s lease expense during the period presented are as follows:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Operating lease expense (1)	$23,626	$23,201
Variable lease expense (2)	1,335	942
Total lease expense	$24,961	$24,143
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$20,644	$16,204
ROU assets obtained in exchange for operating lease liabilities	$15,635	$4,775
Lease term and discount rate information related to the Company’s operating leases as of the end of the period presented are as follows:

	January 31, 2021	October 31, 2020
Weighted-average remaining lease term (in years)	8.40	8.62
Weighted-average discount rate	2.55%	2.56%

The following represents the maturities of the Company’s future lease payments due under operating leases as of January 31, 2021:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2021	$63,327
2022	84,525
2023	68,615
2024	62,975
2025	54,961
Thereafter	261,904
Total future minimum lease payments	596,307
Less: Imputed interest	63,658
Total lease liabilities	$532,649
As of January 31, 2021, the Company has additional operating leases for facilities that have not yet commenced with future undiscounted lease payments of $61.5 million. These operating leases may commence in March 2021, with lease terms between 5.0 years and 9.0 years.
As of October 31, 2020, the maturities of the Company’s future lease payments due under operating leases as follows:

Lease Payments
(in thousands)
Fiscal year
2021	$84,534
2022	79,886
2023	64,073
2024	59,751
2025	53,280
Thereafter	259,969
Total future minimum lease payments	601,493
Less: Imputed interest	65,909
Total lease liabilities	$535,584
In addition, certain facilities owned by the Company were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease payments including sublease income due to the Company as of January 31, 2021 are as follows:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2021	$8,254
2022	15,649
2023	14,953
2024	11,179
2025	6,375
Thereafter	38,032
Total	$94,442

Note 11. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	January 31, 2021	October 31, 2020
	(in thousands)
Cumulative currency translation adjustments	$(39,531)	$(57,463)
Unrealized gain (loss) on derivative instruments, net of taxes	4,756	3,389
Total accumulated other comprehensive income (loss)	$(34,775)	$(54,074)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$113	$(89)
Operating expenses	2,613	(433)
Total reclassifications into net income	$2,726	$(522)

Note 12. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 19, 2020. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company’s Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means, including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2021, $205.1 million remained available for future repurchases under the program.
In December 2020, the Company entered into an accelerated share repurchase agreement (the December 2020 ASR) to repurchase an aggregate of $250.0 million of the Company's common stock. Pursuant to the December 2020 ASR, the Company made a prepayment of $250.0 million to receive initial deliveries of shares valued at $200.0 million. The remaining balance of $50.0 million is anticipated to be settled on or before April 9, 2021, upon completion of the repurchase. Under the terms of the December 2020 ASR, the specific number of shares that the Company will ultimately repurchase will be based on the volume-weighted average share price of the Company's common stock during the repurchase period, less a discount.

Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended January 31,
	2021(1)	2020
	(in thousands)
Total shares repurchased	837	579
Total cost of the repurchased shares	$202,871	$80,000
Reissuance of treasury stock	583	450
(1) Does not include the $50.0 million equity forward contract, from the December 2020 ASR.
Note 13. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Cost of products	$9,352	$5,580
Cost of maintenance and service	3,335	2,032
Research and development expense	41,294	26,209
Sales and marketing expense	15,159	8,894
General and administrative expense	14,642	9,168
Stock-based compensation expense before taxes	83,782	51,883
Income tax benefit	(13,279)	(8,924)
Stock-based compensation expense after taxes	$70,503	$42,959
As of January 31, 2021, the Company had $697.2 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted-average period of 2.5 years. As of January 31, 2021, the Company had $44.1 million of unrecognized stock-based compensation expense relating to its Employee Stock Purchase Plan (ESPP), which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Intrinsic value of awards exercised	$40,524	$24,398

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$162,345	$104,061
Denominator:
Weighted average common shares for basic net income per share	152,498	150,244
Dilutive effect of common share equivalents from equity-based compensation	4,779	4,260
Weighted average common shares for diluted net income per share	157,277	154,504
Net income per share:
Basic	$1.06	$0.69
Diluted	$1.03	$0.67
Anti-dilutive employee stock-based awards excluded(1)	334	414
(1)These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.
Note 15. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Makers (CODMs) in deciding how to allocate resources and in assessing performance. The Company’s CODMs are its two Co-Chief Executive Officers.
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

Information by reportable segment was as follows:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Total Segments:
Revenue	$970,321	$834,381
Adjusted operating income	286,820	186,933
Adjusted operating margin	30%	22%
Semiconductor & System Design:
Revenue	$878,368	$748,744
Adjusted operating income	278,876	178,851
Adjusted operating margin	32%	24%
Software Integrity:
Revenue	$91,953	$85,637
Adjusted operating income	7,944	8,082
Adjusted operating margin	9%	9%
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

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Total segment adjusted operating income	$286,820	$186,933
Reconciling items:
Amortization of intangible expense	(20,276)	(22,533)
Stock-based compensation expense	(83,782)	(51,883)
Other	(34,414)	(25,001)
Total operating income	$148,348	$87,516
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
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to the Company’s products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Revenue:
United States	$468,701	$408,489
Europe	105,175	94,370
China	115,768	67,320
Korea	98,254	89,515
Other	182,423	174,687
Consolidated	$970,321	$834,381
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.

Note 16. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Interest income	$310	$1,478
Interest expense	(739)	(1,603)
Gain (loss) on assets related to deferred compensation plan	30,866	12,473
Foreign currency exchange gain (loss)	(315)	93
Other, net	(1,366)	(384)
Total	$28,756	$12,057

Note 17. Income Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2021	2020
	(in thousands)
Income before income taxes	$177,104	$99,573
Provision (benefit) for income taxes	$15,076	$(4,488)
Effective tax rate	8.5%	(4.5)%
The Company’s effective tax rate for the three months ended January 31, 2021 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
The Company’s effective tax rate increased in the three months ended January 31, 2021 as compared to the same period in fiscal 2020, primarily due to enacted legislation in California which limits the use of California research and development tax credits commencing in fiscal 2021, partially offset by excess tax benefits from stock-based compensation. The Company's effective tax rate was lower in the three months ended January 31, 2020 primarily due to the realizability of U.S. foreign tax credits and California research and development tax credits.
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
Non-U.S. Examinations
Hungarian Tax Authority
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment through the Court. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court’s opinion was received on May 16, 2019 and Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard the Company's appeal on November 12, 2020 and issued a ruling from the bench to remand the case to the Hungarian Administrative Court for further proceedings. The Company received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. The first re-hearing with the Hungarian Administrative Court has been scheduled for April 27, 2021.
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
Legal Settlement
There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (the Annual Report). See Note 9. Contingencies of the Annual Report for further information.
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
In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of its business, including with tax and other governmental authorities. For a description of certain of these other matters, refer to Note 17. Income Taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A. Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning business outlook, opportunities and strategies; customer demand and market expansion; strategies related to our products and technology; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and buybacks; the expected impact of U.S. and foreign government actions on our financial results; and the expected impact of the COVID-19 pandemic. Forward-looking statements may be identified by words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as filed with the SEC on December 15, 2020.
Overview
Business Summary
Synopsys, Inc. provides products and services used across the entire Silicon to Software spectrum to bring Smart Everything to life. From engineers creating advanced semiconductors to product teams developing advanced electronic systems to software developers seeking to ensure the security and quality of their code, our customers trust that our technologies will enable them to meet new requirements for low power as well as reliability, mobility, and security. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Semiconductor & System Design segment.
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

We have consistently grown our revenue since 2005, despite periods of global economic uncertainty. We achieved these results because of our solid execution, leading technologies and strong customer relationships, and because we recognize our revenue for software licenses over the arrangement period, which typically approximates three years. See Note 2.Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020 for discussion on our revenue recognition policy. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
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
COVID-19 Pandemic
While the COVID-19 pandemic has changed the physical working environment of the majority of our workforce to working from home, it has otherwise caused only minor disruptions to our business operations, with a limited impact on our operating results thus far. Given the unpredictable nature of the COVID-19 pandemic’s impact on the global economy, our historical results may not be an indication of future performance.
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
Software Integrity. This segment includes a broad portfolio of products and services such as leading quality testing technologies, automated analysis, and consulting experts. Our Polaris Software Integrity Platform™ is an integrated cloud-based solution that unites key elements to provide an even more valuable way for developers to better develop personalized approaches for open source license compliance and detect and remediate known security vulnerabilities and quality defects early in the development process, thereby minimizing risk and maximizing productivity.
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2021 and 2020 are 52-week years ending on October 30, 2021 and October 31, 2020, respectively.
Our results of operations for the first three months of fiscal 2021 and 2020 ended on January 30, 2021 and February 1, 2020, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
Financial Performance Summary
In the first quarter of fiscal 2021 compared to the same period of fiscal 2020, our financial performance reflects the following:
•Revenues were $970.3 million, an increase of $135.9 million or 16%, primarily due to our continued organic growth.
•Total cost of revenue and operating expenses were $822.0 million, an increase of $75.1 million, primarily due to an increase in employee-related costs of $72.6 million resulting from headcount increases through organic growth and acquisitions and higher deferred compensation expenses of $18.3 million, partially offset by a decrease in restructuring costs of $8.8 million.
•Operating income was $148.3 million, an increase of $60.8 million or 70%.
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
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:
•Revenue recognition;
•Valuation of business combinations; and
•Income taxes.

See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended October 31, 2020 for further information.

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
Further disaggregation of the revenues into various products and services within these two segments is summarized as follows:
Semiconductor & System Design Segment

This segment is comprised of the following:
•EDA software includes digital, custom and Field Programmable Gate Array (FPGA) IC design software, verification products and obligations to provide unspecified updates and support services. EDA products and services are typically sold through Technology Subscription License (TSL) arrangements that grant customers the right to access and use all of the licensed products at the outset of an arrangement and software updates are generally made available throughout the entire term of the arrangement, which is typically three years. Under ASC 606, we have concluded that the software licenses in TSL contracts are not distinct from the obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses and support represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. We recognize revenue for the combined performance obligation under TSL contracts ratably over the term of the license.
•IP & System Integration includes our DesignWare® IP portfolio and system-level products and services. Under ASC 606, these arrangements generally have two performance obligations which consist of transferring of the licensed IP and providing related support, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. Revenue allocated to the IP licenses is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support is recognized over the support term. Royalties are recognized as revenue in the quarter in which the applicable customer sells its products that incorporate our IP. Payments for IP contracts are generally received upon delivery of the IP. Revenue related to the customization of certain IP is recognized as “Professional Services.”
•In the case of arrangements involving the sale of Hardware products, we generally have two performance obligations. The first performance obligation is to transfer the hardware product, which includes software integral to the functionality of the hardware product. The second performance obligation is to provide maintenance on the hardware and its embedded software, which includes rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The portion of the transaction price allocated to the hardware product is generally recognized as revenue at the time of shipment because the customer obtains control of the product at that point in time. We have concluded that control generally transfers at that point in time because the customer has the ability to direct the use of the asset and an obligation to pay for the hardware. The portion of the transaction price allocated to the maintenance obligation is recognized as revenue ratably over the maintenance term.
•Revenue from Professional Service contracts is recognized over time, generally using costs incurred or hours expended to measure progress. We have a history of reasonably estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.
Software Integrity Segment
•We sell Software Integrity products in arrangements that provide customers the right to software licenses, maintenance updates and technical support. Over the term of these arrangements, the customer expects us to provide integral maintenance updates to the software licenses, which help customers protect their own software from new critical quality defects and potential security vulnerabilities. The licenses and maintenance updates serve together to fulfill our commitment to the customer as both work together to provide functionality to the customer and represent a combined performance obligation. We recognize revenue for the combined performance obligation over the term of the arrangement.
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

Total Revenue

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$878.3	$748.8	$129.5	17%
Software Integrity Segment	92.0	85.6	6.4	7%
Total	$970.3	$834.4	$135.9	16%
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
The increase in total revenue for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily attributable to the continued organic growth of the business in all product categories and regions.
See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of revenue by geographic areas.
Time-Based Products Revenue

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$631.3	$556.4	$74.9	13%
Percentage of total revenue	65%	67%

The increase in time-based products for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

Upfront Products Revenue

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$174.4	$150.7	$23.7	16%
Percentage of total revenue	18%	18%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase in the sale of IP products driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.

Maintenance and Service Revenue

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$54.2	$40.2	$14.0	35%
Professional services and other revenue	110.5	87.0	23.5	27%
Total	$164.7	$127.2	$37.5	29%
Percentage of total revenue	17%	15%
The increase in maintenance revenue for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily due to changes in the volume and timing of IP consulting projects.
Cost of Revenue

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$127.3	$117.8	$9.5	8%
Cost of maintenance and service revenue	68.8	61.9	6.9	11%
Amortization of intangible assets	11.9	13.2	(1.3)	(10)%
Total	$208.0	$192.9	$15.1	8%
Percentage of total revenue	21%	23%
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
The increase in cost of revenue for the three months ended January 31, 2021 compared to the same period in fiscal 2020, was primarily due to increases of $10.7 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, $3.8 million in servicing IP consulting arrangements and $3.3 million in hardware related costs.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$357.5	$314.3	$43.2	14%
Percentage of total revenue	37%	38%
The increase in research and development expenses for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase of $35.7 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and higher deferred compensation expenses of $10.8 million, partially offset by a decrease of $2.1 million in facility expenses.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$170.6	$152.9	$17.7	12%
Percentage of total revenue	18%	18%
The increase in sales and marketing expenses for the three months ended January 31, 2021 compared to the same period in fiscal 2020, was primarily due to an increase of $18.3 million in personnel-related costs as a result of an increase in sales commissions and bonus and higher deferred compensation expenses of $4.1 million, partially offset by a decrease of $3.8 million that included reduced travel and marketing expenses as a result of COVID-19 restrictions.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$77.5	$68.7	$8.8	13%
Percentage of total revenue	8%	8%
The increase in general and administrative expenses for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase of $7.9 million in personnel-related expenses and higher deferred compensation expenses of $1.8 million, partially offset by a decrease of $2.0 million in professional service costs.
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

Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$11.9	$13.2	$(1.3)	(10)%
Included in operating expenses	8.4	9.4	(1.0)	(11)%
Total	$20.3	$22.6	$(2.3)	(10)%
Percentage of total revenue	2%	3%
The decrease in amortization of intangible assets for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.
Other Income (Expense), Net

	January 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.3	$1.5	$(1.2)	(80)%
Interest expense	(0.7)	(1.6)	0.9	(56)%
Gain (loss) on assets related to executive deferred compensation plan	30.9	12.5	18.4	147%
Foreign currency exchange gain (loss)	(0.3)	0.1	(0.4)	(400)%
Other, net	(1.4)	(0.4)	(1.0)	250%
Total	$28.8	$12.1	$16.7	138%
The net increase in other income (expense) for the three months ended January 31, 2021 as compared to the same period in fiscal 2020 was primarily due to higher gains in the market value of our executive deferred compensation plan assets.
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
Semiconductor & System Design Segment

	January 31,
	2021	2020	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$278.9	$178.9	$100.0	56%
Adjusted operating margin	32%	24%	8%	33%
The increase in adjusted operating income for the three months ended January 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase in revenue from arrangements booked in prior periods.

Software Integrity Segment

	January 31,
	2021	2020	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$7.9	$8.1	$(0.2)	(2)%
Adjusted operating margin	9%	9%	—%	—%
The adjusted operating income for the three months ended January 31, 2021 remained relatively flat compared to the same period in fiscal 2020. The slight decrease was primarily due to an increase in operating expenses, partially offset by an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate increased in the three months ended January 31, 2021 as compared to the same period in fiscal 2020, primarily due to enacted legislation in California which limits the use of California research and development tax credits commencing in fiscal 2021, partially offset by excess tax benefits from stock-based compensation. Our effective tax rate was lower in the three months ended January 31, 2020 primarily due to the realizability of U.S. foreign tax credits and California research and development tax credits.
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
As of January 31, 2021, we held an aggregate of $407.7 million in cash and cash equivalents in the United States and an aggregate of $615.4 million in our foreign subsidiaries. In addition, we have provided foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the three months ended January 31, 2021.
Cash and Cash Equivalents

	January 31, 2021	October 31, 2020	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$1,023.1	$1,235.7	$(212.6)	(17)%
Cash and cash equivalents decreased primarily due to no proceeds from our credit facilities and stock repurchase activities in the three months ended January 31, 2021. The decrease in cash and cash equivalents was partially offset by higher cash from our operations.

Cash Flows

	Three Months Ended January 31,
	2021	2020	$ Change
	(dollars in millions)
Cash provided by operating activities	$174.0	$9.8	$164.2
Cash used in investing activities	(103.5)	(133.6)	30.1
Cash used in financing activities	(293.1)	93.5	(386.6)
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
Cash provided by operating activities for the three months ended January 31, 2021 was higher compared to the same period in fiscal 2020, primarily attributable to higher net income and higher cash collections, partially offset by higher disbursements for operations, including vendor payments.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended January 31, 2021 was lower compared to the same period in fiscal 2020, primarily due to lower purchases of property and equipment of $26.8 million.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities for the three months ended January 31, 2021 was higher compared to the same period in fiscal 2020, primarily due to lower proceeds of $196.5 million from credit facilities drawdowns and higher stock repurchase activities of $152.9 million.
Accounts Receivable, net

	January 31, 2021	October 31, 2020	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$789.3	$780.7	$8.6	1%
Changes in our accounts receivable balance are primarily driven by the timing and volume of customer billing and collection activities.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2021	October 31, 2020	$ Change	% Change
	(dollars in millions)
Current assets	$2,397.7	$2,549.2	$(151.5)	(6)%
Current liabilities	2,171.4	2,139.9	31.5	1%
Working capital (deficit)	$226.3	$409.3	$(183.0)	(45)%
Decreases in our working capital were primarily due to a decrease in cash and cash equivalents of $212.6 million and an increase in deferred revenue of $157.8 million, partially offset by a decrease in accounts payable and accrued liabilities of $200.7 million. We did not see a significant impact on our working capital during this period from the COVID-19 pandemic.

Other Commitments — Credit and Term Loan Facilities
As of January 31, 2021, we had $97.4 million outstanding balance, net of debt issuance costs, under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$22,500
2022	75,000
Total	$97,500
In July 2018, we entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2021, we had $25.7 million outstanding under the agreement.
As of October 31, 2020, we had $102.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of January 31, 2021 and October 31, 2020. We expect our borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2021, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Other
As of January 31, 2021, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
Contractual Obligations
Contractual obligations as of January 31, 2021 are as follows:

	Total	Remainder of Fiscal 2021	Fiscal 2022/ Fiscal 2023	Fiscal 2024/ Fiscal 2025	Thereafter	Other
	(in thousands)
Operating leases	$632,571	$63,434	$148,424	$126,837	$293,876	$—
Purchase obligations(1)	299,605	112,360	185,155	2,090	—	—
Other obligations(2)	123,804	48,804	75,000	—	—	—
Long-term accrued income taxes(3)	25,184	—	—	—	—	25,184
Total	$1,081,164	$224,598	$408,579	$128,927	$293,876	$25,184
(1)Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of January 31, 2021. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(2)    These other obligations include our Term Loan, credit facilities and associated fees.
(3)    Long-term accrued income taxes represent uncertain tax benefits as of January 31, 2021. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2021 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.
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
As of January 31, 2021, our exposure to market risk has not changed materially since October 31, 2020. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 15, 2020.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of January 31, 2021, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2021, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA disallowed Synopsys Hungary’s tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Court). On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Court ruled against Synopsys Hungary. The Court’s opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, we recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard our appeal on November 12, 2020 and issued a ruling from the bench to remand the case to the Hungarian Administrative Court for further proceedings. We received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. The first re-hearing with the Hungarian Administrative Court has been scheduled for April 27, 2021.

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
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 novel coronavirus pandemic, governments and businesses have taken unprecedented actions to contain the virus, including social distancing, travel restrictions, shelter-in-place orders and restrictions on non-essential businesses. These restrictions have significantly curtailed global economic activity and have caused substantial volatility and disruption in global financial markets. We transitioned most of our employees in affected regions to work remotely in order to comply with applicable restrictions and government requirements, and implemented travel restrictions and other changes to our business operations. We are continuing to transition employees back into offices in select jurisdictions in conformity with local guidelines and regulations. Each office must follow physical distancing guidelines and affirmative health measures in compliance with different local and national requirements. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic. We cannot be certain that these measures will be successful.
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
We compete principally on the basis of technology, product quality and features (including ease-of-use), license or usage terms, post-contract customer support, interoperability among products, and price and payment terms. Specifically, we believe the following competitive factors affect our success:
•Our ability to anticipate and lead critical development cycles and technological shifts, innovate rapidly and efficiently, improve our existing software and hardware products, and successfully develop or acquire such new products;
•Our ability to offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance;
•Our ability to enhance the value of our offerings through more favorable terms such as expanded license usage, future purchase rights, price discounts and other differentiating rights, such as multiple tool copies, post-contract customer support, “re-mix” rights that allow customers to exchange the software they initially licensed for other Synopsys products, and the ability to purchase pools of technology;
•Our ability to manage an efficient supply chain to ensure availability of hardware products;
•Our ability to compete on the basis of payment terms; and
•Our ability to provide engineering and design consulting for our products.
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. We have also continually expanded our non-U.S. operations. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:
•Ineffective or weaker legal protection of intellectual property rights;
•Uncertain economic and political conditions in countries where we do business;
•Government trade restrictions, including tariffs, export licenses, or other trade barriers, and changes to existing trade arrangements between various countries such as China;
•Difficulties in adapting to cultural differences in the conduct of business, which may include business practices in which we are prohibited from engaging by the Foreign Corrupt Practices Act or other anti-corruption laws;
•Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•Inadequate local infrastructure that could result in business disruptions;
•Additional taxes, interest, and potential penalties, and uncertainty around changes in tax laws of various countries; and
•Other factors beyond our control such as natural disasters, terrorism, civil unrest, war, and infectious diseases and pandemics, including COVID-19.
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

For example, beginning in May 2019, the United States government placed certain entities on the “Entity List,” restricting the sale of U.S. technologies to the named entities. As a result of this government action, unless and until the restriction is lifted, we are not able to ship products or provide support to these entities. In addition, in May 2020, the United States government placed further restrictions on certain entities on the Entity List to prevent them from sharing designs developed using U.S. software or technology with other entities on the Entity List and obtaining semiconductors manufactured with processes that use U.S. software and technology. In August 2020, the Entity List rules were further revised such that any company with knowledge that a customer will use certain U.S. technologies to design or produce any item for a Huawei-affiliated company on the Entity List must obtain a license prior to any export of such technologies. In December 2020, the Department of Commerce added seventy-seven companies to the Entity List, including Semiconductor Manufacturing International Corporation and ten related entities, which, in all cases, require export licenses for any exports to those entities. The Bureau of Industry and Security also added the first military end user list, where they identified more than one hundred Chinese and Russian companies that are considered to be military end users. We believe that this latest restriction will not materially impact our business at this time, but cannot predict the impact that additional regulatory changes may have on our business in the future. In response to these actions or similar actions taken by the United States, other countries may adopt tariffs and trade barriers that could limit our ability to offer our products and services. Current and potential customers who are concerned or affected by such tariffs or restrictions may respond by developing their own products or replacing our solutions, which would have an adverse effect on our business. In addition, government or customer efforts, attitudes, laws, or policies regarding technology independence may lead to non-U.S. customers favoring their domestic technology solutions that could compete with or replace our products, which would also have an adverse effect on our business.
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
Many factors may cause our revenue or earnings to fluctuate, including:
•Changes in demand for our products—especially products, such as hardware, generating upfront revenue—due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development and EDA products and services;
•Changes in demand for our products due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to the COVID-19 pandemic or other reasons;
•Product competition in the EDA industry, which can change rapidly due to industry or customer consolidation and technological innovation;
•Our ability to innovate and introduce new products and services or effectively integrate products and technologies that we acquire;
•Failures or delays in completing sales due to our lengthy sales cycle, which often includes a substantial customer evaluation and approval process because of the complexity of our products and services;
•Our ability to implement effective cost control measures;
•Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;
•Changes to the amount, composition and valuation of, and any impairments to or write-offs of, our inventory;
•Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;
•Expenses related to our acquisition and integration of businesses and technology;
•Changes in tax rules, as well as changes to our effective tax rate, including the tax effects of infrequent or unusual transactions and tax audit settlements;
•Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which includes a sole supplier for certain hardware components;
•Natural variability in the timing of IP drawdowns, which can be difficult to predict;
•General economic and political conditions that affect the semiconductor and electronics industries, such as disruptions to international trade relationships, including tariffs, export licenses, or other trade barriers affecting our or our suppliers’ products, as well as impacts due to the COVID-19 pandemic; and
•Changes in accounting standards, which may impact the way we recognize our revenue and costs and impact our earnings.
The timing of revenue recognition may also cause our revenue and earnings to fluctuate. The timing of revenue recognition is affected by factors that include:
•Cancellations or changes in levels of orders or the mix between upfront products revenue and time-based products revenue;

•Delay of one or more orders for a particular period, particularly orders generating upfront products revenue, such as hardware;
•Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;
•Delay in the completion and delivery of IP products in development as to which customers have paid for early access;
•Customer contract amendments or renewals that provide discounts or defer revenue to later periods; and
•The levels of our hardware and IP revenues, which are recognized upfront and are primarily dependent upon our ability to provide the latest technology and meet customer requirements.
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
From time to time, we may need to commence litigation or other legal proceedings in order to:
•Assert claims of infringement of our intellectual property;
•Defend our products from piracy;
•Protect our trade secrets or know-how; or
•Determine the enforceability, scope and validity of the propriety rights of others.
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
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets or we may not be able to consummate desired acquisitions or investments due to unfavorable credit markets, commercially unacceptable terms, or other risks, which could harm our operating results. Acquisitions and strategic investments are difficult, time-consuming, and pose a number of risks, including:
•Potential negative impact on our earnings per share;
•Failure of acquired products to achieve projected sales;
•Problems in integrating the acquired products with our products;
•Difficulties entering into new markets in which we are not experienced or where competitors may have stronger positions;
•Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;
•Difficulties in retaining and integrating key employees;
•Substantial reductions of our cash resources and/or the incurrence of debt;
•Failure to realize expected synergies or cost savings;
•Difficulties in integrating or expanding sales, marketing and distribution functions and administrative systems, including information technology and human resources systems;
•Dilution of our current stockholders through the issuance of common stock as part of the merger consideration;

•Difficulties in negotiating, governing and realizing value from strategic investments;
•Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;
•Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;
•Potential negative impacts on our relationships with customers, distributors and business partners;
•Exposure to new operational risks, regulations, and business customs to the extent acquired businesses are located in regions where we are not currently conducting business;
•The need to implement controls, processes and policies appropriate for a public company at acquired companies that may have lacked such controls, processes and policies;
•Negative impact on our net income resulting from acquisition or investment-related costs; and
•Requirements imposed by government regulators in connection with their review of an acquisition, including required divestitures or restrictions on the conduct of our business or the acquired business.
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
Additionally, from time to time, we invest in expansion into adjacent markets, including software security and quality testing solutions. Although we believe these solutions are complementary to our EDA tools, we have less experience and a more limited operating history in offering software quality testing and security products and services, and our efforts in this area may not be successful. Our success in these new markets depends on a variety of factors, including the following:
•Our ability to attract a new customer base, including in industries in which we have less experience;
•Our successful development of new sales and marketing strategies to meet customer requirements;
•Our ability to accurately predict, prepare for, and promptly respond to technological developments in new fields, including, in the case of our software quality testing and security tools and services, identifying new security vulnerabilities in software code and ensuring support for a growing number of programming languages;
•Our ability to compete with new and existing competitors in these new industries, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights, or established customer relationships than we currently do, and could include free and open source solutions that provide similar software quality testing and security tools without fees;
•Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services;
•Our ability to attract and retain employees with expertise in new fields;
•Our ability to sell and support consulting services at profitable margins; and

•Our ability to manage our revenue model in connection with hybrid sales of licensed products and consulting services.
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
The growth in sales of our hardware products subjects us to several risks, including:
•Increased dependence on a sole supplier for certain hardware components, which may reduce our control over product quality and pricing and may lead to delays in production and delivery of our hardware products, should our supplier fail to deliver sufficient quantities of acceptable components in a timely fashion;
•Increasingly variable revenue and less predictable revenue forecasts, due to fluctuations in hardware revenue, which is recognized upfront upon shipment, as opposed to most sales of software products for which revenue is recognized over time;
•Potential reductions in overall margins, as the gross margin for our hardware products is typically lower than those of our software products;
•Longer sales cycles, which create risks of insufficient, excess or obsolete inventory and variations in inventory valuation, which can adversely affect our operating results;
•Decreases or delays in customer purchases in favor of next-generation releases, which may lead to excess or obsolete inventory or require us to discount our older hardware products;
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain due to the effects of the COVID-19 pandemic.

Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
As of January 31, 2021, approximately 60% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
The FASB periodically issues new accounting standards on a variety of topics, including, for example, revenue recognition and accounting for leases. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results. For example, the new revenue recognition standard became applicable to us at the beginning of fiscal 2019 and there is an increased volatility in our total revenue with less predictability than under the prior accounting standard.
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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense or limitations on our ability to utilize tax credits, could result in a material increase in our tax expense and impact our financial position and cash flows. For example, in response to the fiscal impact of the COVID-19 pandemic, the State of California enacted legislation on June 29, 2020 that would suspend the use of certain corporate research and development tax credits for a three-year period beginning in our fiscal 2021, which resulted in an impact in our tax expense.
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

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme Court on July 5, 2019. The Hungarian Supreme Court heard our appeal on November 12, 2020 and issued a ruling from the bench to remand the case to the Hungarian Administrative Court for further proceedings. We received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. The first re-hearing with the Hungarian Administrative Court has been scheduled for April 27, 2021. For further discussion of the Hungary audit, see Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”
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
In December 2020, we entered into an accelerated share repurchase agreement (the December 2020 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the December 2020 ASR, we made a prepayment of $250.0 million to receive initial share deliveries of shares valued at $200.0 million. The remaining balance of $50.0 million will be settled on or before April 9, 2021.
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2021:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
November 1, 2020 through December 5, 2020	13,291	$216.03	—	$455,051,141
Month #2
December 6, 2020 through January 2, 2021	823,926	$242.74	823,926	$205,051,141
Month #3
January 3, 2021 through January 30, 2021	—	$—	—	$205,051,141
Total	837,217	$242.32	823,926	$205,051,141
(1)    As of January 31, 2021, $205.1 million remained available for future repurchases under the program.
(2)Amounts are calculated based on the settlement date.
See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	Conformed Credit Agreement, as amended and restated pursuant to that certain Fourth Extension and Amendment Agreement, dated January 22, 2021, among Synopsys as Borrower, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	10.1	1/25/2021
10.2	Executive Severance Benefit and Transition Plan	8-K	000-19807	10.1	2/9/2021
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: February 19, 2021	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)