Form 10-Q
period 2021-04-30
SYNOPSYS INC
filed 2021-05-21
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021
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
(650) 584-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value of $0.01 per share)	SNPS	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 19, 2021, there were 152,574,904 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2021	October 31, 2020*
ASSETS
Current assets:
Cash and cash equivalents	$1,457,918	$1,235,653
Accounts receivable, net	612,285	780,709
Inventories, net	230,068	192,333
Income taxes receivable and prepaid taxes	32,657	32,355
Prepaid and other current assets	356,872	308,167
Total current assets	2,689,800	2,549,217
Property and equipment, net	478,975	483,818
Operating lease right-of-use assets, net	505,225	465,818
Goodwill	3,432,577	3,365,114
Intangible assets, net	233,809	254,322
Long-term prepaid taxes	10,416	8,276
Deferred income taxes	514,064	497,546
Other long-term assets	474,699	405,951
Total assets	$8,339,565	$8,030,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$480,831	$623,664
Operating lease liabilities, current	77,610	73,173
Accrued income taxes	25,473	27,738
Deferred revenue	1,581,841	1,388,263
Short-term debt	89,945	27,084
Total current liabilities	2,255,700	2,139,922
Operating lease liabilities, non-current	498,953	462,411
Long-term accrued income taxes	24,658	25,178
Long-term deferred revenue	98,470	104,850
Long-term debt	25,620	100,823
Other long-term liabilities	343,659	284,511
Total liabilities	3,247,060	3,117,695
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,554 and 152,618 shares outstanding, respectively	1,526	1,528
Capital in excess of par value	1,679,801	1,653,166
Retained earnings	4,149,620	3,795,397
Treasury stock, at cost: 4,706 and 4,643 shares, respectively	(701,457)	(488,613)
Accumulated other comprehensive income (loss)	(41,355)	(54,074)
Total Synopsys stockholders’ equity	5,088,135	4,907,404
Non-controlling interest	4,370	4,963
Total stockholders’ equity	5,092,505	4,912,367
Total liabilities and stockholders’ equity	$8,339,565	$8,030,062
*    Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Revenue:
Time-based products	$648,794	$590,097	$1,280,084	$1,146,536
Upfront products	209,116	129,765	383,497	280,486
Maintenance and service	166,413	141,465	331,063	268,686
Total revenue	1,024,323	861,327	1,994,644	1,695,708
Cost of revenue:
Products	134,738	108,207	262,085	225,991
Maintenance and service	67,840	62,213	136,606	124,128
Amortization of intangible assets	11,408	13,845	23,294	27,014
Total cost of revenue	213,986	184,265	421,985	377,133
Gross margin	810,337	677,062	1,572,659	1,318,575
Operating expenses:
Research and development	362,345	302,571	719,813	616,854
Sales and marketing	172,754	146,200	343,382	299,055
General and administrative	72,694	62,474	150,182	131,218
Amortization of intangible assets	8,313	10,250	16,703	19,614
Restructuring charges	—	29,672	—	38,423
Total operating expenses	616,106	551,167	1,230,080	1,105,164
Operating income	194,231	125,895	342,579	213,411
Other income (expense), net	21,764	(15,729)	50,520	(3,672)
Income before income taxes	215,995	110,166	393,099	209,739
Provision (benefit) for income taxes	21,193	246	36,269	(4,242)
Net income	$194,802	$109,920	$356,830	$213,981
Net income (loss) attributed to non-controlling interest	(276)	—	(593)	—
Net income attributed to Synopsys	$195,078	$109,920	$357,423	$213,981

Net income per share attributed to Synopsys:
Basic	$1.28	$0.73	$2.34	$1.42
Diluted	$1.24	$0.71	$2.27	$1.39
Shares used in computing per share amounts:
Basic	152,725	150,597	152,612	150,421
Diluted	157,077	154,379	157,226	154,471
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net income	$194,802	$109,920	$356,830	$213,981
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3,171)	(10,965)	14,762	(4,003)
Cash flow hedges:
Deferred gains (losses), net of tax of $438 and $(967), for the three and six months ended April 30, 2021, respectively, and of $2,763 and $2,346 for each of the same periods in fiscal 2020, respectively.	1,214	(10,085)	5,307	(8,434)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $1,463 and $2,348, respectively, for the three and six months ended April 30, 2021, respectively, and of $(32) and $(128) for each of the same periods in fiscal 2020, respectively.	(4,623)	331	(7,350)	854
Other comprehensive income (loss), net of tax effects	(6,580)	(20,719)	12,719	(11,583)
Comprehensive income	188,222	89,201	369,549	202,398
Less: net income (loss) attributed to non-controlling interest	(276)	—	(593)	—
Comprehensive income attributed to Synopsys	$188,498	$89,201	$370,142	$202,398
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2021	152,364	$1,526	$1,589,175	$3,954,542	$(628,216)	$(34,775)	$4,882,252	$4,646	$4,886,898
Net income				195,078			195,078	(276)	194,802
Other comprehensive income (loss), net of tax effects						(6,580)	(6,580)		(6,580)
Purchases of treasury stock	(756)	(8)	8		(195,211)		(195,211)		(195,211)
Equity forward contract			50,000				50,000		50,000
Common stock issued, net of shares withheld for employee taxes	946	8	(38,968)		121,970		83,010		83,010
Stock-based compensation			79,586				79,586		79,586
Balance at April 30, 2021	152,554	$1,526	$1,679,801	$4,149,620	$(701,457)	$(41,355)	$5,088,135	$4,370	$5,092,505

Balance at October 31, 2020	152,618	$1,528	$1,653,166	$3,795,397	$(488,613)	$(54,074)	$4,907,404	$4,963	$4,912,367
Net income				357,423			357,423	(593)	356,830
Retained earnings adjustment due to adoption of ASC 326(1)				(3,200)			(3,200)		(3,200)
Other comprehensive income (loss), net of tax effects						12,719	12,719		12,719
Purchases of treasury stock	(1,593)	(16)	16		(398,082)		(398,082)		(398,082)
Common stock issued, net of shares withheld for employee taxes	1,529	14	(136,749)		185,238		48,503		48,503
Stock-based compensation			163,368				163,368		163,368
Balance at April 30, 2021	152,554	$1,526	$1,679,801	$4,149,620	$(701,457)	$(41,355)	$5,088,135	$4,370	$5,092,505

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2020	150,202	$1,502	$1,626,783	$3,268,205	$(664,352)	$(83,311)	$4,148,827	$5,863	$4,154,690
Net income				109,920			109,920		109,920
Other comprehensive income (loss), net of tax effects						(20,719)	(20,719)		(20,719)
Purchases of treasury stock	(652)	(7)	7		(100,000)		(100,000)		(100,000)
Common stock issued, net of shares withheld for employee taxes	1,358	14	(27,438)	(21,636)	129,683		80,623		80,623
Stock-based compensation			56,435				56,435		56,435
Balance at April 30, 2020	150,908	$1,509	$1,655,787	$3,356,489	$(634,669)	$(104,030)	$4,275,086	$5,863	$4,280,949

Balance at October 31, 2019	150,331	$1,503	$1,635,455	$3,164,144	$(625,642)	$(92,447)	$4,083,013	$5,863	$4,088,876
Net income				213,981			213,981		213,981
Other comprehensive income (loss), net of tax effects						(11,583)	(11,583)		(11,583)
Purchases of treasury stock	(1,231)	(12)	12		(180,000)		(180,000)		(180,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	1,808	18	(67,998)	(21,636)	170,973		81,357		81,357
Stock-based compensation			108,318				108,318		108,318
Balance at April 30, 2020	150,908	$1,509	$1,655,787	$3,356,489	$(634,669)	$(104,030)	$4,275,086	$5,863	$4,280,949
(1)In June 2016, the Financial Accounting Standards Board (FASB) issued ASC 326, "Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with an expected loss methodology. The Company adopted the new standard at the beginning of fiscal 2021.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income attributed to Synopsys	$357,423	$213,981
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	100,066	105,078
Reduction of operating lease right-of-use assets	42,711	39,513
Amortization of capitalized costs to obtain revenue contracts	30,475	28,279
Stock-based compensation	163,368	108,318
Allowance for doubtful accounts	10,051	9,982
Deferred income taxes	(16,461)	(37,681)
Other non-cash	(401)	97
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	157,637	(84,533)
Inventories	(38,305)	(25,237)
Prepaid and other current assets	(45,972)	(5,889)
Other long-term assets	(97,519)	(38,378)
Accounts payable and accrued liabilities	(96,798)	(78,989)
Operating lease liabilities	(41,105)	(32,432)
Income taxes	(8,386)	1,270
Deferred revenue	183,512	186,360
Net cash provided by operating activities	700,296	389,739
Cash flows from investing activities:
Purchases of long-term investments	—	(2,762)
Purchases of property and equipment	(44,060)	(80,663)
Cash paid for acquisitions, net of cash acquired	(74,626)	(151,178)
Capitalization of software development costs	(1,264)	(2,130)
Other	(800)	—
Net cash used in investing activities	(120,750)	(236,733)
Cash flows from financing activities:
Proceeds from credit facilities	—	276,490
Repayment of debt	(13,194)	(178,437)
Issuances of common stock	103,203	98,361
Payments for taxes related to net share settlement of equity awards	(54,664)	(17,105)
Purchase of equity forward contract	—	(20,000)
Purchases of treasury stock	(398,082)	(180,000)
Other	(1,000)	—
Net cash used in financing activities	(363,737)	(20,691)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,457	(4,424)
Net change in cash, cash equivalents and restricted cash	222,266	127,891
Cash, cash equivalents and restricted cash, beginning of year	1,237,970	730,527
Cash, cash equivalents and restricted cash, end of period	$1,460,236	$858,418
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
Use of Estimates. To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position. In addition, the Company has considered the impact of the COVID-19 pandemic on the business operations and no impairments or other effects have been identified to date. Although the impact related to the COVID-19 pandemic has been limited in operating results thus far, there is substantial uncertainty in the nature and degree of its continued effects over time. This uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information are known.
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
There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance or potential significance to the Company as of April 30, 2021.
Note 3. Revenue
Disaggregated Revenue

The following table shows the percentage of revenue by product groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
EDA	57.4%	59.4%	56.3%	59.2%
IP & System Integration	33.1%	30.2%	34.0%	30.4%
Software Integrity Products & Services	9.2%	10.2%	9.3%	10.3%
Other	0.3%	0.2%	0.4%	0.1%
Total	100.0%	100.0%	100.0%	100.0%
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
Contract balances are as follows:

	As of
	April 30, 2021	October 31, 2020
	(in thousands)
Contract assets	$242,929	$214,583
Unbilled receivables	$48,487	$50,932
Deferred revenue	$1,680,311	$1,493,113
During the three and six months ended April 30, 2021, the Company recognized $318.9 million and $892.9 million, respectively, of revenue that was included in the deferred revenue balance as of October 31, 2020.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.8 billion as of April 30, 2021, which includes $825.8 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 49% of the contracted but unsatisfied or partially unsatisfied performance obligations as of April 30, 2021, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three and six months ended April 30, 2021, the Company recognized $34.5 million and $60.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and six months ended April 30, 2020, the Company recognized $34.2 million and $52.1 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of April 30, 2021 were $85.8 million and included in other assets in the Company’s unaudited condensed consolidated balance sheets. Amortization of these assets was $15.5 million and $30.5 million during the three and six months ended April 30, 2021, respectively, and included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of these assets was $14.5 million and $28.3 million during the three and six months ended April 30, 2020, respectively, and included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.

Note 4. Business Combinations
During the six months ended April 30, 2021, the Company completed two acquisitions for an aggregate consideration of $77.5 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s unaudited condensed consolidated statements of operations. The preliminary purchase allocations are $20.3 million of identifiable intangible assets and $59.2 million in goodwill, which is attributable to the Semiconductor & System Design reporting segment. The fair value of these intangible assets and goodwill are estimated using the income method.
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
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the six months ended April 30, 2021 were as follows:

(in thousands)
Balance at October 31, 2020	$3,365,114
Additions	59,196
Effect of foreign currency translation	8,267
Balance at April 30, 2021	$3,432,577
Intangible Assets
In-process research and development (IPR&D) as of April 30, 2021 consisted of acquired projects that, if completed, will be reclassified to core/developed technology upon completion, or if abandoned, will be written off. Intangible assets as of April 30, 2021 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$846,611	$724,695	$121,916
Customer relationships	381,495	292,556	88,939
Contract rights intangible	192,595	187,705	4,890
Trademarks and trade names	43,095	29,935	13,160
In-process research and development (IPR&D)	914	—	914
Capitalized software development costs	45,386	41,396	3,990
Total	$1,510,096	$1,276,287	$233,809
Intangible assets as of October 31, 2020 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$827,232	$703,009	$124,223
Customer relationships	380,838	277,219	103,619
Contract rights intangible	192,812	186,763	6,049
Trademarks and trade names	43,096	28,716	14,380
In-process research and development (IPR&D)	1,214	—	1,214
Capitalized software development costs	44,122	39,285	4,837
Total	$1,489,314	$1,234,992	$254,322

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Core/developed technology	$10,969	$12,724	$21,986	$25,042
Customer relationships	7,703	8,912	15,482	17,474
Contract rights intangible	439	1,681	1,309	2,557
Trademarks and trade names	610	778	1,220	1,555
Capitalized software development costs(1)	1,072	933	2,110	1,834
Total	$20,793	$25,028	$42,107	$48,462
(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets as of April 30, 2021:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$38,878
2022	65,879
2023	48,932
2024	38,407
2025	22,304
2026 and thereafter	18,495
IPR&D	914
Total	$233,809
Note 6. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of April 30, 2021, the balances of the Company’s cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$234,243	$—	$—	$—	$234,243
Total:	$234,243	$—	$—	$—	$234,243
(1)See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents.
As of October 31, 2020, the balances of the Company’s cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$304,127	$—	$—	$—	$304,127
Total:	$304,127	$—	$—	$—	$304,127
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	April 30, 2021	October 31, 2020
	(in thousands)
Cash and cash equivalents	$1,457,918	$1,235,653
Restricted cash included in Prepaid expenses and other current assets	1,521	1,523
Restricted cash included in Other long-term assets	797	794
Total cash, cash equivalents and restricted cash	$1,460,236	$1,237,970
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
The duration of forward contracts ranges from approximately one month to 23 months, the majority of which are short-term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. In addition, the Company mitigates credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipates continued performance by all counterparties to such agreements.
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 23 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. The Company expects a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next 12 months.

The Company did not have any gains or losses related to discontinuation of cash flow hedges during the three and six months ended April 30, 2021 and 2020.
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
The effects of the non-designated derivative instruments on the Company’s unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,128	$(1,349)	$2,257	$(1,104)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	April 30, 2021	October 31, 2020
	(in thousands)
Total gross notional amount	$827,813	$981,234
Net fair value	$8,957	$6,940
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
The following table represents the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at April 30, 2021
Other current assets	$9,787	$949
Accrued liabilities	$1,516	$263
Balance at October 31, 2020
Other current assets	$9,182	$138
Accrued liabilities	$2,088	$292

The following table represents the unaudited condensed consolidated statements of operations location in Revenue/Deferred Revenue and Operating Expenses and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2021
Foreign exchange contracts	Revenue	$1,804	Revenue	$921
Foreign exchange contracts	Operating expenses	(590)	Operating expenses	3,702
Total		$1,214		$4,623
Three months ended April 30, 2020
Foreign exchange contracts	Revenue	$1,130	Revenue	$272
Foreign exchange contracts	Operating expenses	(11,215)	Operating expenses	(603)
Total		$(10,085)		$(331)
Six months ended April 30, 2021
Foreign exchange contracts	Revenue	$1,641	Revenue	$1,034
Foreign exchange contracts	Operating expenses	3,666	Operating expenses	6,316
Total		$5,307		$7,350
Six months ended April 30, 2020
Foreign exchange contracts	Revenue	$2,210	Revenue	$182
Foreign exchange contracts	Operating expenses	(10,644)	Operating expenses	(1,036)
Total		$(8,434)		$(854)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2021:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$234,243	$234,243	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	10,736	—	10,736	—
Other long-term assets:
Deferred compensation plan assets	327,057	327,057	—	—
Total assets	$572,036	$561,300	$10,736	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$1,779	$—	$1,779	$—
Other long-term liabilities:
Deferred compensation plan liabilities	327,428	327,428	—	—
Total liabilities	$329,207	$327,428	$1,779	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2020:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$304,127	$304,127	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,320	—	9,320	—
Other long-term assets:
Deferred compensation plan assets	269,737	269,737	—	—
Total assets	$583,184	$573,864	$9,320	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,380	$—	$2,380	$—
Other long-term liabilities:
Deferred compensation plan liabilities	269,737	269,737	—	—
Total liabilities	$272,117	$269,737	$2,380	$—
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
Note 8. Liabilities
Accounts payable and accrued liabilities consist of:

	As of
	April 30, 2021	October 31, 2020
	(in thousands)
Payroll and related benefits	$340,945	$492,626
Other accrued liabilities	95,755	101,035
Accounts payable	44,131	30,003
Total	$480,831	$623,664

Other long-term liabilities consist of:

	As of
	April 30, 2021	October 31, 2020
	(in thousands)
Deferred compensation liability	$327,428	$269,737
Other long-term liabilities	16,231	14,774
Total	$343,659	$284,511

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
The Fourth Amendment extends the termination date of the existing $650 million senior unsecured revolving credit facility from November 28, 2021 to January 22, 2024, which may be further extended in Synopsys’ option. The outstanding term loans under the Credit Agreement will continue to amortize in quarterly installments with the balance due at maturity on November 28, 2021. The Credit Agreement also provides an uncommitted incremental loan facility of up to $150 million in the aggregate principal amount. The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, as well as other non-financial covenants. As of April 30, 2021, the Company was in compliance with all financial covenants.
As of April 30, 2021, the Company had $89.9 million outstanding balance, net of debt issuance costs, under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$15,000
2022	75,000
Total	$90,000
As of October 31, 2020, the Company had $102.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of April 30, 2021 and October 31, 2020. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2021, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
In July 2018, the Company entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of April 30, 2021, the Company had $25.6 million outstanding under the agreement.
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
The components of the Company’s lease expense during the period presented are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense (1)	$23,349	$23,281	$46,975	$46,482
Variable lease expense (2)	1,842	1,050	3,177	1,992
Total lease expense	$25,191	$24,331	$50,152	$48,474
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$21,959	$17,925	$42,603	$34,129
ROU assets obtained in exchange for operating lease liabilities	$65,772	$25,008	$81,407	$29,783
Lease term and discount rate information related to the Company’s operating leases as of the end of the period presented are as follows:

	April 30, 2021	October 31, 2020
Weighted-average remaining lease term (in years)	8.27	8.62
Weighted-average discount rate	2.52%	2.56%
The following represents the maturities of the Company’s future lease payments due under operating leases as of April 30, 2021:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2021	$43,870
2022	92,812
2023	77,858
2024	72,055
2025	62,808
Thereafter	294,030
Total future minimum lease payments	643,433
Less: Imputed interest	66,870
Total lease liabilities	$576,563
As of April 30, 2021, the Company has additional operating leases for facilities that have not yet commenced with future undiscounted lease payments of $4.0 million. These operating leases may commence in May 2021, with lease terms between 3 years and 5 years.
In addition, certain facilities owned by the Company were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31,

2031 in accordance with the terms and conditions of the existing agreement. The lease payments including sublease income for leased and owned facilities due to the Company as of April 30, 2021 are as follows:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2021	$5,875
2022	15,610
2023	14,912
2024	12,592
2025	6,375
Thereafter	38,032
Total	$93,396

Note 11. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	April 30, 2021	October 31, 2020
	(in thousands)
Cumulative currency translation adjustments	$(42,701)	$(57,463)
Unrealized gain (loss) on derivative instruments, net of taxes	1,346	3,389
Total accumulated other comprehensive income (loss)	$(41,355)	$(54,074)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$921	$272	$1,034	$182
Operating expenses	3,702	(603)	6,316	(1,036)
Total reclassifications into net income	$4,623	$(331)	$7,350	$(854)

Note 12. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock and has periodically replenished the stock repurchase program to such amount. As of April 30, 2021, $59.8 million remained available for future repurchases under the program.
In December 2020, the Company entered into an accelerated share repurchase agreement (the December 2020 ASR) to repurchase an aggregate of $250.0 million of the Company's common stock. Pursuant to the December 2020 ASR, the Company made a prepayment of $250.0 million to receive initial deliveries of shares valued at $200.0 million. The remaining balance of $50.0 million was settled in March 2021. Total shares purchased under the December 2020 ASR were approximately 1.0 million shares, at an average purchase price of $252.36 per share.

In April 2021, the Company entered into an accelerated share repurchase agreement (the April 2021 ASR) to repurchase an aggregate of $100.0 million of the Company's common stock. The total shares purchased under the April 2021 ASR were approximately 0.4 million shares, at an average purchase price of $253.54 per share.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021(1)	2020(2)	2021	2020(2)
	(in thousands)
Total shares repurchased	756	652	1,593	1,231
Total cost of the repurchased shares	$195,211	$100,000	$398,082	$180,000
Reissuance of treasury stock	946	1,358	1,529	1,808
(1) Includes the 166,276 shares and $50.0 million equity forward contract, respectively, from the December 2020 ASR.
(2) Does not include the 148,953 shares and $20.0 million equity forward contract, respectively, from the February 2020 ASR settled in May 2020.
Note 13. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Cost of products	$9,304	$6,116	$18,656	$11,696
Cost of maintenance and service	3,411	2,118	6,746	4,150
Research and development expense	40,507	28,893	81,801	55,102
Sales and marketing expense	14,551	9,726	29,710	18,620
General and administrative expense	11,813	9,582	26,455	18,750
Stock-based compensation expense before taxes	79,586	56,435	163,368	108,318
Income tax benefit	(12,407)	(9,808)	(25,469)	(18,826)
Stock-based compensation expense after taxes	$67,179	$46,627	$137,899	$89,492
As of April 30, 2021, the Company had $626.6 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of April 30, 2021, the Company had $48.3 million of unrecognized stock-based compensation expense relating to its Employee Stock Purchase Plan (ESPP), which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Intrinsic value of awards exercised	$71,680	$77,912	$112,204	$102,311

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
The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$195,078	$109,920	$357,423	$213,981
Denominator:
Weighted average common shares for basic net income per share	152,725	150,597	152,612	150,421
Dilutive effect of common share equivalents from equity-based compensation	4,352	3,782	4,614	4,050
Weighted average common shares for diluted net income per share	157,077	154,379	157,226	154,471
Net income per share attributed to Synopsys:
Basic	$1.28	$0.73	$2.34	$1.42
Diluted	$1.24	$0.71	$2.27	$1.39
Anti-dilutive employee stock-based awards excluded(1)	466	743	415	579
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

Information by reportable segment was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Total Segments:
Revenue	$1,024,323	$861,327	$1,994,644	$1,695,708
Adjusted operating income	317,240	221,404	604,060	408,337
Adjusted operating margin	31%	26%	30%	24%
Semiconductor & System Design:
Revenue	$930,427	$773,065	$1,808,795	$1,521,809
Adjusted operating income	308,816	209,692	587,692	388,543
Adjusted operating margin	33%	27%	32%	26%
Software Integrity:
Revenue	$93,896	$88,262	$185,849	$173,899
Adjusted operating income	8,424	11,712	16,368	19,794
Adjusted operating margin	9%	13%	9%	11%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of intangible assets, stock-based compensation and certain other operating expenses, are presented in the table below to provide a reconciliation of the total adjusted operating income from segments to the Company’s consolidated operating income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Total segment adjusted operating income	$317,240	$221,404	$604,060	$408,337
Reconciling items:
Amortization of intangible expense	(19,721)	(24,095)	(39,997)	(46,628)
Stock-based compensation expense	(79,586)	(56,435)	(163,368)	(108,318)
Other	(23,702)	(14,979)	(58,116)	(39,980)
Total operating income	$194,231	$125,895	$342,579	$213,411
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
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to the Company’s products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
United States	$471,716	$404,389	$940,418	$812,878
Europe	106,160	89,284	211,335	183,655
China	125,519	81,113	241,287	148,433
Korea	105,388	105,315	203,642	194,830
Other	215,540	181,226	397,962	355,912
Consolidated	$1,024,323	$861,327	$1,994,644	$1,695,708
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.

Note 16. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Interest income	$447	$879	$756	$2,357
Interest expense	(807)	(1,846)	(1,545)	(3,449)
Gain (loss) on assets related to deferred compensation plan	21,358	(18,460)	52,224	(5,987)
Foreign currency exchange gain (loss)	2,842	5,039	2,527	5,132
Other, net	(2,076)	(1,341)	(3,442)	(1,725)
Total	$21,764	$(15,729)	$50,520	$(3,672)

Note 17. Income Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Income before income taxes	$215,995	$110,166	$393,099	$209,739
Provision (benefit) for income taxes	$21,193	$246	$36,269	$(4,242)
Effective tax rate	9.8%	0.2%	9.2%	(2.0)%
The Company’s effective tax rate for the six months ended April 30, 2021 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
The Company’s effective tax rate increased in the three and six months ended April 30, 2021 as compared to the same period in fiscal 2020, primarily due to enacted legislation in California which limits the use of California research and development tax credits commencing in fiscal 2021. The Company's effective tax rate also increased in the six months ended April 30, 2021 as compared to the same period in fiscal 2020 due to the realizability of U.S. foreign tax credits.
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

Non-U.S. Examinations
Hungarian Tax Authority
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Administrative Court). In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment in court. On April 30, 2019, the Administrative Court ruled against Synopsys Hungary. The Administrative Court’s opinion was received on May 16, 2019 and Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard the Company's appeal on November 12, 2020 and remanded the case to the Administrative Court for further proceedings. The Company received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. On April 27, 2021, the Administrative Court reheard the case and again ruled against Synopsys Hungary. The Company received the written opinion from the Administrative Court on May 19, 2021. The ruling may be appealed to the Hungarian Supreme Court within 60 days of the Administrative Court's written opinion. Synopsys Hungary is currently reviewing the written opinion and evaluating whether to appeal. This ruling had no impact on the financial statements for the six month period ended April 30, 2021.
In the second quarter of fiscal 2020, the Company reached a final settlement with the HTA for fiscal years 2014 through 2018 and recognized a net $6.9 million in previously unrecognized tax benefits.
The Company is also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Note 18. Contingencies
Legal Proceedings
The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, the Company accrues a liability for the estimated loss. Legal proceedings are inherently uncertain and, as circumstances change, it is possible that the amount of any accrued liability may increase, decrease or be eliminated.
The Company has determined that, except as set forth below, no disclosure of estimated loss is required for a claim against the Company because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (2) a reasonably possible loss or range of loss cannot be estimated; or (3) such estimate is immaterial.
Legal Settlement
There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020. See Note 9. Contingencies of the Annual Report for further information.
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
In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of its business, including with tax and other governmental authorities. For a description of certain of these other matters, see Note 17. Income Taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A. Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning business outlook, opportunities and strategies; customer demand and market expansion; strategies related to our products and technology; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and buybacks; the expected impact of U.S. and foreign government actions on our financial results; and the expected impact and duration of the COVID-19 pandemic. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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
Overview
Business Summary
Synopsys, Inc. provides products and services used across the entire Silicon to Software spectrum to bring Smart Everything to life. From engineers creating advanced semiconductors to product teams developing advanced electronic systems to software developers seeking to ensure the security and quality of their code, our customers trust that our technologies will enable them to meet new requirements for low power as well as reliability, mobility and security. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Semiconductor & System Design segment.
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
Our Software Integrity business delivers products and services that enable software developers to test their code—while it is being written—for known security vulnerabilities and quality defects, as well as testing for open source security vulnerabilities and license compliance. Our Software Integrity customers are software developers across many industries, including, but also well beyond, the semiconductor and systems industries. Our Software Integrity products and services form a platform that helps our customers build security into the software development lifecycle and across the entire cyber supply chain.
We have consistently grown our revenue since 2005, despite periods of global economic uncertainty. We achieved these results because of our solid execution, leading technologies and strong customer relationships, and because we recognize our revenue for software licenses over the arrangement period, which typically approximates three years. See Note 2 of the Notes to Consolidated Financial Statements in our Annual Report for a discussion on our revenue recognition policy. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way, but may affect our revenues and financial performance in future periods.
Our growth strategy is based on maintaining and building on our leadership in our EDA products, expanding and proliferating our IP offerings, driving growth in the software security and quality market and continuing to expand our product portfolio and our total addressable market. In addition, due to our adoption of ASC 606 in the beginning of fiscal 2019, the way in which we are required to account for certain types of arrangements has increased the variability in our total revenue from period to period. Nevertheless, the accounting impact has not affected the cash generated from our business. Based on our leading technologies, customer relationships, business model, diligent expense management and acquisition strategy, we believe that we will continue to execute our strategies successfully.
COVID-19 Pandemic
While the COVID-19 pandemic changed the physical working environment of the majority of our workforce to working from home, it otherwise caused only minor disruptions to our business operations, with a limited impact on our operating results thus far. Given the unpredictable nature of the COVID-19 pandemic’s continuing impact on the global economy, our historical results may not be an indication of future performance. We have reopened certain of our non-U.S. offices, subject to operating restrictions to protect public health and the health and safety of our employees. We are preparing plans to open additional offices, including our headquarters in Mountain View, California, in a phased approach in compliance with applicable guidelines, with a focus on employee safety and optimal work environment.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy generally and the semiconductor and electronics industries specifically, and continued responses by governments and businesses to COVID-19. We have not identified trends that we expect will materially impact our future operating results at this time. As we recognize our revenue for software licenses over the arrangement period, any potential impact related to COVID-19 may be delayed. We have not observed any changes in the design activity of customers, but in prior quarters we did experience some slowdowns in customer commitments in our Software Integrity segment. We have not received any significant requests from our customers to either delay payments or modify arrangements due to COVID-19. However, this situation could change in future periods, and the extent that these requests may have on our business is uncertain. We have also experienced minor disruptions in our hardware supply chain, which we have been able to address with minimal impact to our business operations to date.
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
Business Segments
Semiconductor & System Design. This segment includes our advanced silicon design, verification products and services and semiconductor IP portfolio, which encompasses products and services that serve companies primarily in the semiconductor and electronics industries. EDA includes digital, custom and Field Programmable Gate Array (FPGA) IC design software, verification products and manufacturing software products. Designers use these products to automate the highly complex IC design process and to reduce defects that could lead to expensive design or manufacturing re-spins or suboptimal end products. For IP, we are a leading provider of high-quality, silicon-proven IP solutions for system-on-chips (SoCs). This includes IP that has been optimized to address specific application requirements for the mobile, automotive, digital home, internet of things and cloud computing markets, enabling designers to quickly develop SoCs in these areas.
Software Integrity. This segment includes a broad portfolio of products and services such as leading quality testing technologies, automated analysis and consulting experts. Our Polaris Software Integrity Platform™ is an integrated cloud-based solution that unites key elements to provide an even more valuable way for developers to better develop personalized approaches for open source license compliance and detect and remediate known security vulnerabilities and quality defects early in the development process, thereby minimizing risk and maximizing productivity.
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
Our results of operations for the three and six months of fiscal 2021 and 2020 ended on May 1, 2021 and May 2, 2020, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
Financial Performance Summary
In the second quarter of fiscal 2021 compared to the same period of fiscal 2020, our financial performance reflects the following:
•Revenues were $1,024.3 million, an increase of $163.0 million or 19%, primarily due to our continued organic growth.
•Total cost of revenue and operating expenses were $830.1 million, an increase of $94.7 million or 13%, primarily due to an increase in employee-related costs of $71.1 million resulting from headcount increases through organic growth and acquisitions and higher deferred compensation expenses of $39.7 million, partially offset by a decrease in restructuring costs of $29.7 million.
•Operating income was $194.2 million, an increase of $68.3 million or 54%.
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

See Critical Accounting Policies and Estimates in our Annual Report for further information.

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
Total Revenue

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$930.4	$773.0	$157.4	20%
Software Integrity Segment	93.9	88.3	5.6	6%
Total	$1,024.3	$861.3	$163.0	19%
Six months ended
Semiconductor & System Design Segment	$1,808.8	$1,521.8	$287.0	19%
Software Integrity Segment	185.8	173.9	11.9	7%
Total	$1,994.6	$1,695.7	$298.9	18%
The overall growth of our business has been the primary driver of the increase in our revenues. Our revenues are subject to fluctuations, primarily due to customer requirements including the timing and value of contract renewals. For example, we experience fluctuations in our revenues due to factors such as the timing of IP product sales, consulting projects, FSA drawdowns, royalties, and hardware sales. As revenues from IP products sales and hardware sales are recognized upfront, customer demand and timing requirements for such IP products and hardware have resulted in increased variability of our total revenues.
The increase in total revenues for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily attributable to the continued organic growth of the business in most product categories and regions.
See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of revenue by geographic areas.
Time-Based Products Revenue

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$648.8	$590.1	$58.7	10%
Percentage of total revenue	63%	69%
Six months ended	$1,280.1	$1,146.5	$133.6	12%
Percentage of total revenue	64%	68%

The increase in time-based products revenue for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

Upfront Products Revenue

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$209.1	$129.8	$79.3	61%
Percentage of total revenue	20%	15%
Six months ended	$383.5	$280.5	$103.0	37%
Percentage of total revenue	19%	16%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily due to an increase in the sale of IP products driven by higher demand from customers and an increase in the sale of hardware products driven by timing of customer requirements.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$57.4	$44.9	$12.5	28%
Professional services and other revenue	109.0	96.6	12.4	13%
Total	$166.4	$141.5	$24.9	18%
Percentage of total revenue	17%	16%
Six months ended
Maintenance revenue	$111.6	$85.0	$26.6	31%
Professional services and other revenue	219.5	183.7	35.8	19%
Total maintenance and service revenue	$331.1	$268.7	$62.4	23%
Percentage of total revenue	17%	16%
The increase in maintenance revenue for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily due to changes in the volume and timing of IP consulting projects.

Cost of Revenue

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$134.7	$108.2	$26.5	24%
Cost of maintenance and service revenue	67.8	62.2	5.6	9%
Amortization of intangible assets	11.4	13.8	(2.4)	(17)%
Total	$213.9	$184.3	$29.6	16%
Percentage of total revenue	21%	21%
Six months ended
Cost of products revenue	$262.1	$226.0	$36.1	16%
Cost of maintenance and service revenue	136.6	124.1	12.5	10%
Amortization of intangible assets	23.3	27.0	(3.7)	(14)%
Total	$422.0	$377.1	$44.9	12%
Percentage of total revenue	21%	22%
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
The increase in cost of revenue for the three months ended April 30, 2021 compared to the same period in fiscal 2020 was primarily due to increases of $16.2 million in hardware related costs, $12.1 million in personnel-related expenses as a result of headcount increases from organic hiring and acquisitions, $2.9 million in servicing IP consulting arrangements, and higher deferred compensation expenses of $4.1 million, partially offset by decreases of $2.4 million in amortization of intangible assets and $1.2 million in depreciation and maintenance expenses.
The increase in cost of revenue for the six months ended April 30, 2021 compared to the same period in fiscal 2020, was primarily due to increases of $22.8 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, $19.5 million in hardware related costs, $6.8 million in servicing IP consulting arrangements, and higher deferred compensation expenses of $5.7 million, partially offset by decreases of $3.7 million in amortization of intangible assets and $2.0 million in depreciation and maintenance expenses.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$362.3	$302.6	$59.7	20%
Percentage of total revenue	35%	35%
Six months ended	$719.8	$616.9	$102.9	17%
Percentage of total revenue	36%	36%
The increase in research and development expenses for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily due to an increase of $35.3 million and $71.0 million, respectively, in personnel-related costs as a result of headcount increases, including those from acquisitions, and higher deferred compensation expenses of $22.9 million and $33.7 million, respectively.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$172.8	$146.2	$26.6	18%
Percentage of total revenue	17%	17%
Six months ended	$343.4	$299.1	$44.3	15%
Percentage of total revenue	17%	18%
The increase in sales and marketing expenses for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily due to an increase of $17.8 million and $36.2 million, respectively, in personnel-related costs as a result of an increase in sales commissions and bonus, and higher deferred compensation expenses of $8.2 million and $12.3 million, respectively, partially offset by a decrease of $1.3 million and $5.1 million, respectively, in travel and marketing expenses as a result of travel restrictions related to COVID-19.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$72.7	$62.5	$10.2	16%
Percentage of total revenue	7%	7%
Six months ended	$150.2	$131.2	$19.0	14%
Percentage of total revenue	8%	8%
The increase in general and administrative expenses for the three months ended April 30, 2021 compared to the same period in fiscal 2020 was primarily due to increases of $5.9 million in personnel-related costs and $4.2 million in professional service costs primarily due to additional legal services related to various projects, and higher deferred compensation expenses of $4.5 million.

The increase in general and administrative expenses for the six months ended April 30, 2021 compared to the same period in fiscal 2020 was primarily due to increases of $13.8 million in personnel-related expenses and $2.2 million in professional service costs, and higher deferred compensation expenses of $6.3 million.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$11.4	$13.8	$(2.4)	(17)%
Included in operating expenses	8.3	10.3	(2.0)	(19)%
Total	$19.7	$24.1	$(4.4)	(18)%
Percentage of total revenue	2%	3%
Six months ended
Included in cost of revenue	$23.3	$27.0	$(3.7)	(14)%
Included in operating expenses	16.7	19.6	(2.9)	(15)%
Total	$40.0	$46.6	$(6.6)	(14)%
Percentage of total revenue	2%	3%
The decrease in amortization of intangible assets for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.
Other Income (Expense), Net

	April 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.4	$0.9	$(0.5)	(56)%
Interest expense	(0.8)	(1.8)	1.0	(56)%
Gain (loss) on assets related to executive deferred compensation plan	21.4	(18.5)	39.9	(216)%
Foreign currency exchange gain (loss)	2.8	5.0	(2.2)	(44)%
Other, net	(2.0)	(1.3)	(0.7)	54%
Total	$21.8	$(15.7)	$37.5	(239)%
Six months ended
Interest income	$0.8	$2.4	$(1.6)	(67)%
Interest expense	(1.5)	(3.4)	1.9	(56)%
Gain (loss) on assets related to executive deferred compensation plan	52.2	(6.0)	58.2	(970)%
Foreign currency exchange gain (loss)	2.5	5.1	(2.6)	(51)%
Other, net	(3.5)	(1.8)	(1.7)	94%
Total	$50.5	$(3.7)	$54.2	(1,465)%

The net increase in other income (expense) for the three and six months ended April 30, 2021 as compared to the same periods in fiscal 2020 was primarily due to higher gains in the market value of our executive deferred compensation plan assets.
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
Semiconductor & System Design Segment

	April 30,
	2021	2020	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$308.8	$209.7	$99.1	47%
Adjusted operating margin	33%	27%	6%	22%
Six months ended
Adjusted operating income	$587.7	$388.5	$199.2	51%
Adjusted operating margin	32%	26%	6%	23%
The increase in adjusted operating income for the three and six months ended April 30, 2021 compared to the same period in fiscal 2020 was primarily due to an increase in revenue from arrangements booked in prior periods.
Software Integrity Segment

	April 30,
	2021	2020	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$8.4	$11.7	$(3.3)	(28)%
Adjusted operating margin	9%	13%	(4)%	(31)%
Six months ended
Adjusted operating income	$16.4	$19.8	$(3.4)	(17)%
Adjusted operating margin	9%	11%	(2)%	(18)%
The decrease in the adjusted operating income for the three and six months ended April 30, 2021 compared to the same periods in fiscal 2020 was primarily due to an increase in operating expenses, partially offset by an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate increased in the three and six months ended April 30, 2021 as compared to the same period in fiscal 2020, primarily due to enacted legislation in California which limits the use of California research and development tax credits commencing in fiscal 2021. Our effective tax rate also increased in the six months ended April 30, 2021 as compared to the same period in fiscal 2020 due to the realizability of U.S. foreign tax credits.
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
As of April 30, 2021, we held an aggregate of $793.0 million in cash and cash equivalents in the United States and an aggregate of $664.9 million in our foreign subsidiaries. In addition, we have provided foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
During the six months ended April 30, 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the six months ended April 30, 2021.
Cash and Cash Equivalents

	April 30, 2021	October 31, 2020	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$1,457.9	$1,235.7	$222.2	18%
Cash and cash equivalents increased primarily due to higher cash from our operations and cash received from option exercises and employee stock purchases. The increase in cash and cash equivalents was partially offset by stock repurchases, cash used for acquisitions, purchases of property and equipment and repayment of debt.
Cash Flows

	Six Months Ended April 30,
	2021	2020	$ Change
	(dollars in millions)
Cash provided by operating activities	$700.3	$389.7	$310.6
Cash used in investing activities	(120.8)	(236.7)	115.9
Cash used in financing activities	(363.7)	(20.7)	(343.0)
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
Cash provided by operating activities for the six months ended April 30, 2021 was higher compared to the same period in fiscal 2020, primarily attributable to higher operating income and higher cash collections, partially offset by higher disbursements for operations, including vendor and tax payments.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended April 30, 2021 was lower compared to the same period in fiscal 2020, primarily due to lower cash paid for acquisitions of $76.6 million and lower purchases of property and equipment of $36.6 million.

Cash Used in Financing Activities
Cash used in financing activities for the six months ended April 30, 2021 was higher compared to the same period in fiscal 2020, primarily due to lower proceeds of $276.5 million from credit facilities drawdowns and higher stock repurchase activities of $198.1 million, partially offset by lower debt repayments of $165.2 million.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. Increases in our working capital were primarily due to an increase in cash and cash equivalents of $222.3 million and a decrease in accounts payable and accrued liabilities of $142.8 million, partially offset by an increase in deferred revenue of $193.6 million and a decrease in accounts receivable of $168.4 million.
We did not see a significant impact on our working capital during this period from the COVID-19 pandemic.
Other Commitments — Credit and Term Loan Facilities
As of April 30, 2021, we had $89.9 million outstanding balance, net of debt issuance costs, under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$15,000
2022	75,000
Total	$90,000
As of October 31, 2020, we had $102.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of April 30, 2021 and October 31, 2020. We expect our borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2021, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
In July 2018, we entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of April 30, 2021, we had $25.6 million outstanding under the agreement.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Other
As of April 30, 2021, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
As of April 30, 2021, our exposure to market risk has not changed materially since October 31, 2020. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 15, 2020.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of April 30, 2021, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2021, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA disallowed Synopsys Hungary’s tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Administrative Court). On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Administrative Court ruled against Synopsys Hungary. The Administrative Court’s opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, we recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard our appeal on November 12, 2020 and remanded the case to the Hungarian Administrative Court for further proceedings. We received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. On April 27, 2021, the Administrative Court reheard the case and again ruled against Synopsys Hungary. We received the written opinion from the Administrative Court on May 19, 2021. The ruling may be appealed to the Hungarian Supreme Court within 60 days of the Administrative Court's written opinion. Synopsys Hungary is currently reviewing the written opinion and evaluating whether to appeal. This ruling had no impact on our financial statements for the six month period ended April 30, 2021.

For further discussion of the Hungary audit, see Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”

Item 1A.	Risk Factors
A description of the risk factors associated with our business is set forth below. The risks and uncertainties described below could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Investors should carefully consider these risks and uncertainties before investing in our common stock.
COVID-19 Pandemic Risks
The COVID-19 pandemic could have a material adverse effect on our business, operations and financial condition.
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 novel coronavirus pandemic, governments and businesses have taken unprecedented actions to contain the virus, including requiring social distancing, implementing travel restrictions, instituting shelter-in-place orders and various other restrictions on non-essential businesses. These restrictions have significantly curtailed global economic activity and have caused substantial volatility and disruption in global financial markets. We transitioned most of our employees in affected regions to work remotely in order to comply with applicable restrictions and government requirements, and implemented travel restrictions and other changes to our business operations. We are continuing to transition employees back into offices in select jurisdictions in conformity with local guidelines and regulations. Each office must follow physical distancing guidelines and affirmative health measures in compliance with applicable local, state and national requirements. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic. We cannot be certain that these measures will be successful.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy and, in some cases, the regional and national economies of areas experiencing a localized surge in COVID-19 cases such as the ongoing surge in India, continued responses by governments and businesses to COVID-19, the ability to secure timely payment from customers, the ability to accurately estimate customer demand, reduced willingness of current and potential customers to purchase our products and services due to their own business and market uncertainties, the ability of our business partners and third-party providers to fulfill their responsibilities and commitments, the ability to secure adequate and timely supply of equipment and materials from suppliers for our hardware products, and the ability to develop and deliver our products. For example, India is currently reporting an unprecedented number of COVID-19 cases. While our operations have experienced minor disruptions to date in connection with this recent surge in cases, a continued and sustained increase in the amount of COVID-19 cases in India or other countries or regions where we have operations in the future could have a material adverse effect on our or our customers' businesses, operations and financial conditions. In addition, continued weak economic conditions may result in impairment in value of our tangible and intangible assets. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
Industry Risks
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the electronic design automation (EDA) industry as a whole, our Semiconductor & System Design segment product sales, and to some extent our Software Integrity segment product sales, are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of systems-on-chips, integrated circuits, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus more on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to the impact of the COVID-19 pandemic. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
Furthermore, the semiconductor and electronics industries have become increasingly complex ecosystems. Many of our customers outsource the manufacture of their semiconductor designs to foundries. Our customers also frequently incorporate third-party IP, whether provided by us or other vendors, into their designs to improve the efficiency of their design process. We work closely with major foundries to ensure that our EDA, intellectual property (IP) and manufacturing solutions are compatible with their manufacturing processes. Similarly, we work closely with other major providers of semiconductor IP, particularly microprocessor IP, to optimize our EDA tools for use with their IP designs and to assure that their IP and our own IP products work effectively together, as we may each provide for the design of separate components on the same chip. If we fail to optimize our EDA and IP solutions for use with major foundries’ manufacturing processes or major IP providers’ products, or if our access to such foundry processes or third-party IP products is hampered, then our solutions may become less desirable to our customers, resulting in an adverse effect on our business and financial condition.
Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results.
A number of business combinations, including mergers, asset acquisitions and strategic partnerships, among our customers in the semiconductor and electronics industries have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on software and services. Furthermore, we depend on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenues. Reduced customer spending or the loss of a small number of customers, particularly our large customers, could adversely affect our business and financial condition. In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective product offerings. If any of our competitors consolidate or acquire businesses and technologies which we do not offer, they may be able to offer a larger technology portfolio, additional support and service capability or lower prices, which could negatively impact our business and operating results.
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
We cannot predict the stability of the economy as a whole or the industries in which we operate. Further economic instability could adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. There is uncertainty regarding how proposed, contemplated or future changes to the complex laws and regulations governing our industry, the banking and financial services industry and the economy could affect our business. In addition, economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as the result of the effects of, among other things, the COVID-19 pandemic, a sustained global semiconductor shortage and any disruption of international trade relationships such as tariffs, export licenses, or other government trade restrictions. If any of these events or disruptions were to occur, the bookings for our products and services could be adversely affected along with our business, operating results and financial condition. Further, the negative impact of these events or disruptions may be deferred due to our business model. Similarly, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.

We operate in highly competitive industries, and if we do not continue to meet our customers’ demand for innovative technology at lower costs, our products may become noncompetitive and obsolete, and our business and financial condition may be harmed.
In our Semiconductor & System Design segment, we compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation (now part of Siemens AG). We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the integrated circuit (IC) design process. Moreover, our customers internally develop design tools and capabilities that compete with our products, including internal designs that compete with our IP products. In the area of IP products, we compete against numerous other IP providers as well as our customers’ internally developed IP.
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
We compete principally on the basis of technology, product quality and features (including ease-of-use), license or usage terms, post-contract customer support, interoperability among products and price and payment terms. Specifically, we believe the following competitive factors affect our success:
•Our ability to anticipate and lead critical development cycles and technological shifts, innovate rapidly and efficiently, improve our existing software and hardware products and successfully develop or acquire such new products;
•Our ability to offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance;
•Our ability to enhance the value of our offerings through more favorable terms such as expanded license usage, future purchase rights, price discounts and other differentiating rights, such as multiple tool copies, post-contract customer support, “re-mix” rights that allow customers to exchange the software they initially licensed for other Synopsys products and the ability to purchase pools of technology;
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
•Additional taxes, interest, and potential penalties and uncertainty around changes in tax laws of various countries; and
•Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases and pandemics, including COVID-19.
Furthermore, if any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and results of operations will be harmed.
There is inherent risk, based on the complex relationships between certain Asian countries such as China and the United States, that political, diplomatic or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations.

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
•Changes in demand for our products due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to the COVID-19 pandemic, a sustained global semiconductor shortage or other reasons;
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
We store sensitive data, including intellectual property, our proprietary business information and that of our customers, and confidential employee information, in our data centers, on our networks, or on the cloud. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. As a result of the COVID-19 pandemic and shelter-in-place orders, most of our employees in affected areas are working remotely, which magnifies the importance of the integrity of our remote access security measures.
For example, we discovered unauthorized third-party access to our products and product license files hosted on our SolvNet customer license and product delivery system in 2015. While we identified and remediated the incident, it is possible that our security measures may be circumvented again in the future, and any such breach could harm our business and reputation. The techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards, a breach may still occur. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings, or if we are selected as a vendor for our cloud-based solutions, our proprietary information could be misappropriated by third parties despite our attempts to validate the security of such services. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.
Our software products, our hosted solutions as well as our software security and quality testing solutions, may also be vulnerable to cyber attacks. An attack could disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information, or cause other destructive outcomes. As a result, our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
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
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets or we may not be able to consummate desired acquisitions or investments due to unfavorable credit markets, commercially unacceptable terms or other risks, which could harm our operating results. Acquisitions and strategic investments are difficult, time-consuming, and pose a number of risks, including:
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
Additionally, from time to time, we may invest in efforts to expand into adjacent markets, including, for example, software security and quality testing solutions. Although we believe these solutions are complementary to our EDA tools, we have less experience and a more limited operating history in offering software quality testing and security products and services, and our efforts in this area may not be successful. Our success in these and other new markets depends on a variety of factors, including the following:
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
We devote substantial resources to research and development. New competitors, technological advances in the semiconductor industry or by competitors, our acquisitions, our entry into new markets or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. Finally, there can be no guarantee that our research and development investments will result in products that create additional revenue.
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
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain, including due to the effects of the COVID-19 pandemic and a sustained global semiconductor shortage.
Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
As of April 30, 2021, approximately 46% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. While we continue to evaluate the potential impact on our estimated annual tax rate, certain of these regulations have not been finalized and are subject to change. Further, President Biden has proposed The American Jobs Act and various bills have been introduced by members of the House of Representatives and the Senate proposing changes to the corporate tax rate as well as other provisions, which, if passed, could have a material impact on our tax expense. As we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. Accounting for certain of these provisions requires the exercise of significant judgment.
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

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Hungarian Administrative Court (the Administrative Court) ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme Court on July 5, 2019. The Hungarian Supreme Court heard our appeal on November 12, 2020 and remanded the case to the Hungarian Administrative Court for further proceedings. We received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. On April 27, 2021, the Administrative Court reheard the case and again ruled against Synopsys Hungary. We received the written opinion from the Administrative Court on May 19, 2021. The ruling may be appealed to the Hungarian Supreme Court within 60 days of the Administrative Court's written opinion. Synopsys Hungary is currently reviewing the written opinion and evaluating whether to appeal. This ruling had no impact on our financial statements for the six month period ended April 30, 2021. For further discussion of the Hungary audit, see Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and other regulations, including “conflict minerals” regulations affecting our hardware products, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
In December 2020, we entered into an accelerated share repurchase agreement (the December 2020 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the December 2020 ASR, we made a prepayment of $250.0 million to receive initial deliveries of shares valued at $200.0 million. The remaining balance of $50.0 million was settled in March 2021. Total shares purchased under the December 2020 ASR were approximately 1.0 million shares at an average purchase price of $252.36 per share.
In April 2021, we entered into an accelerated share repurchase agreement (the April 2021 ASR) to repurchase an aggregate of $100.0 million of our common stock. The total shares purchased under the ASR were approximately 0.4 million shares at an average purchase price of $253.54 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2021:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
January 31, 2021 through March 6, 2021	—	$—	—	$205,051,141
Month #2
March 7, 2021 through April 3, 2021	361,667	$263.26	166,726	$159,839,990
Month #3
April 4, 2021 through May 1, 2021	394,417	$253.54	394,417	$59,839,990
Total	756,084	$258.19	561,143	$59,839,990
(1)    As of April 30, 2021, $59.8 million remained available for future repurchases under the program.
(2) Amounts are calculated based on the settlement date.
See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/12/2021
10.2	Relocation Assistance Agreement, dated April 30, 2021, by and between Synopsys, Inc. and Sassine Ghazi					X
10.3	Executive Severance Benefit and Transition Plan	8-K	000-19807	10.1	2/9/2021
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: May 21, 2021	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)