Form 10-Q
period 2021-07-31
SYNOPSYS INC
filed 2021-08-20
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 18, 2021, there were 152,502,754 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2021	October 31, 2020*
ASSETS
Current assets:
Cash and cash equivalents	$1,385,395	$1,235,653
Short-term investments	144,773	—
Total cash, cash equivalents and short-term investments	1,530,168	1,235,653
Accounts receivable, net	577,845	780,709
Inventories, net	241,103	192,333
Income taxes receivable and prepaid taxes	35,724	32,355
Prepaid and other current assets	379,136	308,167
Total current assets	2,763,976	2,549,217
Property and equipment, net	470,129	483,818
Operating lease right-of-use assets, net	493,899	465,818
Goodwill	3,485,181	3,365,114
Intangible assets, net	249,974	254,322
Long-term prepaid taxes	10,417	8,276
Deferred income taxes	527,753	497,546
Other long-term assets	484,577	405,951
Total assets	$8,485,906	$8,030,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$615,737	$623,664
Operating lease liabilities, current	79,289	73,173
Accrued income taxes	14,536	27,738
Deferred revenue	1,542,606	1,388,263
Short-term debt	82,468	27,084
Total current liabilities	2,334,636	2,139,922
Operating lease liabilities, non-current	487,574	462,411
Long-term accrued income taxes	24,600	25,178
Long-term deferred revenue	103,759	104,850
Long-term debt	24,754	100,823
Other long-term liabilities	355,447	284,511
Total liabilities	3,330,770	3,117,695
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,597 and 152,618 shares outstanding, respectively	1,526	1,528
Capital in excess of par value	1,606,980	1,653,166
Retained earnings	4,348,266	3,795,397
Treasury stock, at cost: 4,664 and 4,643 shares, respectively	(757,341)	(488,613)
Accumulated other comprehensive income (loss)	(48,411)	(54,074)
Total Synopsys stockholders’ equity	5,151,020	4,907,404
Non-controlling interest	4,116	4,963
Total stockholders’ equity	5,155,136	4,912,367
Total liabilities and stockholders’ equity	$8,485,906	$8,030,062
*Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Time-based products	$665,563	$612,065	$1,945,647	$1,758,601
Upfront products	203,301	210,931	586,798	491,417
Maintenance and service	188,266	141,138	519,329	409,824
Total revenue	1,057,130	964,134	3,051,774	2,659,842
Cost of revenue:
Products	127,592	118,478	389,677	344,469
Maintenance and service	65,604	60,812	202,210	184,940
Amortization of intangible assets	11,870	13,718	35,164	40,732
Total cost of revenue	205,066	193,008	627,051	570,141
Gross margin	852,064	771,126	2,424,723	2,089,701
Operating expenses:
Research and development	371,146	322,602	1,090,959	939,456
Sales and marketing	171,428	156,456	514,810	455,511
General and administrative	83,846	73,516	234,028	204,734
Amortization of intangible assets	8,570	9,931	25,273	29,545
Restructuring charges	15,151	(1,977)	15,151	36,446
Total operating expenses	650,141	560,528	1,880,221	1,665,692
Operating income	201,923	210,598	544,502	424,009
Other income (expense), net	11,414	26,256	61,934	22,584
Income before income taxes	213,337	236,854	606,436	446,593
Provision (benefit) for income taxes	14,945	(16,057)	51,214	(20,299)
Net income	$198,392	$252,911	$555,222	$466,892
Net income (loss) attributed to non-controlling interest	(254)	—	(847)	—
Net income attributed to Synopsys	$198,646	$252,911	$556,069	$466,892

Net income per share attributed to Synopsys:
Basic	$1.30	$1.67	$3.64	$3.10
Diluted	$1.27	$1.62	$3.54	$3.01
Shares used in computing per share amounts:
Basic	152,635	151,352	152,619	150,731
Diluted	156,907	155,973	157,158	155,074
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Net income	$198,392	$252,911	$555,222	$466,892
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(5,905)	18,102	8,857	14,099
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	15	—	15	—
Cash flow hedges:
Deferred gains (losses), net of tax of $(909) and $(1,876), for the three and nine months ended July 31, 2021, respectively, and of $(4,169) and $(1,823) for each of the same periods in fiscal 2020, respectively.	3,664	12,399	8,971	3,965
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $1,460 and $3,808, for the three and nine months ended July 31, 2021, respectively, and of $(134) and $(262) for each of the same periods in fiscal 2020, respectively.	(4,830)	709	(12,180)	1,563
Other comprehensive income (loss), net of tax effects	(7,056)	31,210	5,663	19,627
Comprehensive income	191,336	284,121	560,885	486,519
Less: net income (loss) attributed to non-controlling interest	(254)	—	(847)	—
Comprehensive income attributed to Synopsys	$191,590	$284,121	$561,732	$486,519
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2021	152,554	$1,526	$1,679,801	$4,149,620	$(701,457)	$(41,355)	$5,088,135	$4,370	$5,092,505
Net income				198,646			198,646	(254)	198,392
Other comprehensive income (loss), net of tax effects						(7,056)	(7,056)		(7,056)
Purchases of treasury stock	(521)	(5)	5		(140,000)		(140,000)		(140,000)
Equity forward contract			(35,000)				(35,000)		(35,000)
Common stock issued, net of shares withheld for employee taxes	564	5	(122,988)		84,116		(38,867)		(38,867)
Stock-based compensation			85,162				85,162		85,162
Balance at July 31, 2021	152,597	$1,526	$1,606,980	$4,348,266	$(757,341)	$(48,411)	$5,151,020	$4,116	$5,155,136

Balance at October 31, 2020	152,618	$1,528	$1,653,166	$3,795,397	$(488,613)	$(54,074)	$4,907,404	$4,963	$4,912,367
Net income				556,069			556,069	(847)	555,222
Retained earnings adjustment due to adoption of ASC 326(1)				(3,200)			(3,200)		(3,200)
Other comprehensive income (loss), net of tax effects						5,663	5,663		5,663
Purchases of treasury stock	(2,114)	(21)	21		(538,082)		(538,082)		(538,082)
Equity forward contract			(35,000)		—		(35,000)		(35,000)
Common stock issued, net of shares withheld for employee taxes	2,093	19	(259,737)		269,354		9,636		9,636
Stock-based compensation			248,530				248,530		248,530
Balance at July 31, 2021	152,597	$1,526	$1,606,980	$4,348,266	$(757,341)	$(48,411)	$5,151,020	$4,116	$5,155,136

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2020	150,908	$1,509	$1,655,787	$3,356,489	$(634,669)	$(104,030)	$4,275,086	$5,863	$4,280,949
Net income				252,911			252,911	(471)	252,440
Other comprehensive income (loss), net of tax effects						31,210	31,210		31,210
Purchases of treasury stock	(149)				(20,000)		(20,000)		(20,000)
Equity forward contract			20,000				20,000		20,000
Common stock issued, net of shares withheld for employee taxes	999	10	(114,038)	(11,456)	100,365		(25,119)		(25,119)
Stock-based compensation			61,837				61,837		61,837
Balance at July 31, 2020	151,758	$1,519	$1,623,586	$3,597,944	$(554,304)	$(72,820)	$4,595,925	$5,392	$4,601,317

Balance at October 31, 2019	150,331	$1,503	$1,635,455	$3,164,144	$(625,642)	$(92,447)	$4,083,013	$5,863	$4,088,876
Net income				466,892			466,892	(471)	466,421
Other comprehensive income (loss), net of tax effects						19,627	19,627		19,627
Purchases of treasury stock	(1,380)	(12)	12		(200,000)		(200,000)		(200,000)
Common stock issued, net of shares withheld for employee taxes	2,807	28	(182,036)	(33,092)	271,338		56,238		56,238
Stock-based compensation			170,155				170,155		170,155
Balance at July 31, 2020	151,758	$1,519	$1,623,586	$3,597,944	$(554,304)	$(72,820)	$4,595,925	$5,392	$4,601,317
(1)In June 2016, the Financial Accounting Standards Board (FASB) issued ASC 326, "Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with an expected loss methodology. The Company adopted the new standard at the beginning of fiscal 2021.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income attributed to Synopsys	$556,069	$466,892
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	151,274	159,156
Reduction of operating lease right-of-use assets	64,920	62,585
Amortization of capitalized costs to obtain revenue contracts	46,973	44,851
Stock-based compensation	248,530	170,155
Allowance for doubtful accounts	13,813	14,875
Deferred income taxes	(33,116)	(74,374)
Other non-cash	2,936	756
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	188,996	(89,667)
Inventories	(51,448)	(20,296)
Prepaid and other current assets	(62,201)	(21,350)
Other long-term assets	(117,922)	(77,860)
Accounts payable and accrued liabilities	51,991	44,313
Operating lease liabilities	(61,666)	(57,968)
Income taxes	(29,414)	6,128
Deferred revenue	152,328	160,966
Net cash provided by operating activities	1,122,063	789,162
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	1,128	—
Purchases of short-term investments	(146,082)	—
Proceeds from sales of long-term investments	—	2,151
Purchases of long-term investments	(7,591)	(2,762)
Purchases of property and equipment	(66,957)	(120,234)
Cash paid for acquisitions, net of cash acquired	(164,053)	(201,045)
Capitalization of software development costs	(1,517)	(3,035)
Other	(800)	—
Net cash used in investing activities	(385,872)	(324,925)
Cash flows from financing activities:
Proceeds from credit facilities	—	276,490
Repayment of debt	(21,637)	(284,218)
Issuances of common stock	113,976	123,237
Payments for taxes related to net share settlement of equity awards	(104,291)	(66,985)
Purchase of equity forward contract	(35,000)	—
Purchases of treasury stock	(538,082)	(200,000)
Other	(4,375)	—
Net cash used in financing activities	(589,409)	(151,476)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,985	8,700
Net change in cash, cash equivalents and restricted cash	149,767	321,461
Cash, cash equivalents and restricted cash, beginning of year	1,237,970	730,527
Cash, cash equivalents and restricted cash, end of period	$1,387,737	$1,051,988
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
Note 3. Revenue
Disaggregated Revenue

The following table shows the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
EDA	55.8%	55.2%	56.2%	57.7%
IP & System Integration	34.4%	34.8%	34.2%	32.0%
Software Integrity Products & Services	9.3%	9.7%	9.3%	10.0%
Other	0.5%	0.3%	0.3%	0.3%
Total	100.0%	100.0%	100.0%	100.0%
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
Contract balances are as follows:

	As of
	July 31, 2021	October 31, 2020
	(in thousands)
Contract assets	$246,815	$214,583
Unbilled receivables	$45,855	$50,932
Deferred revenue	$1,646,365	$1,493,113
During the three and nine months ended July 31, 2021, the Company recognized $134.9 million and $1.0 billion, respectively, of revenue that was included in the deferred revenue balance as of October 31, 2020.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $4.7 billion as of July 31, 2021, which includes $788.8 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. The Company has elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 50% of the contracted but unsatisfied or partially unsatisfied performance obligations as of July 31, 2021, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three and nine months ended July 31, 2021, the Company recognized $27.9 million and $88.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and nine months ended July 31, 2020, the Company recognized $25.9 million and $78.0 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
The incremental costs of obtaining a contract with a customer, which consist primarily of direct sales commissions earned upon execution of the contract, are required to be capitalized under ASC 340-40 and amortized over the estimated period of which the benefit is expected to be received. As direct sales commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Total capitalized direct commission costs as of July 31, 2021 were $83.9 million and included in other assets in the Company’s unaudited condensed consolidated balance sheets. Amortization was $16.5 million and $47.0 million during the three and nine months ended July 31, 2021, respectively, and included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations. Amortization was $16.6 million and $44.9 million during the three and nine months ended July 31, 2020, respectively, and included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations.

Note 4. Business Combinations
During the nine months ended July 31, 2021, the Company completed several acquisitions for an aggregate consideration of $166.9 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s unaudited condensed consolidated statements of operations. The preliminary purchase allocations are $57.7 million of identifiable intangible assets and $114.6 million in goodwill, of which $68.9 million is attributable to the Semiconductor & System Design reporting segment and $45.7 million is attributable to the Software Integrity reporting segment. The fair value of these intangible assets and goodwill are estimated using the income method.
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
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended July 31, 2021 were as follows:

(in thousands)
Balance at October 31, 2020	$3,365,114
Additions	114,628
Effect of foreign currency translation	5,439
Balance at July 31, 2021	$3,485,181
Intangible Assets
Intangible assets as of July 31, 2021 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$884,603	$736,125	$148,478
Customer relationships	381,703	300,441	81,262
Contract rights intangible	192,359	187,909	4,450
Trademarks and trade names	43,095	30,545	12,550
Capitalized software development costs	45,639	42,405	3,234
Total	$1,547,399	$1,297,425	$249,974
Intangible assets as of October 31, 2020 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$827,232	$703,009	$124,223
Customer relationships	380,838	277,219	103,619
Contract rights intangible	192,812	186,763	6,049
Trademarks and trade names	43,096	28,716	14,380
In-process research and development (IPR&D)	1,214	—	1,214
Capitalized software development costs	44,122	39,285	4,837
Total	$1,489,314	$1,234,992	$254,322

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Core/developed technology	$11,431	$12,472	$33,416	$37,515
Customer relationships	7,960	8,971	23,443	26,444
Contract rights intangible	439	1,272	1,748	3,829
Trademarks and trade names	610	934	1,830	2,489
Capitalized software development costs(1)	1,010	947	3,120	2,782
Total	$21,450	$24,596	$63,557	$73,059
(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets as of July 31, 2021:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$21,104
2022	73,594
2023	56,625
2024	46,005
2025	29,903
2026 and thereafter	22,743
Total	$249,974
Note 6. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with stated maturities less than three months as cash equivalents.
Short-term investments. Debt securities and other investments with stated maturities longer than three months are classified as short-term investments and the Company may convert these investments into cash at any time to fund general operations. These debt securities and other investments generally have an effective maturity term of less than three years and are classified as available-for-sale carried at fair value, with unrealized gains and losses included in the unaudited condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss). Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2021 were not significant. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a credit loss exists based on available information relevant to the credit rating of the security. The allowance for credit loss is recorded to other income (expense), net, on the condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the condensed consolidated balance sheets. The Company determined there were no credit losses related to available-for-sale securities as of July 31, 2021. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net.
As of July 31, 2021, the stated maturities of the Company's short-term available-for-sale securities were:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$38,178	$38,169
1-5 years	99,133	99,154
> 5 years	7,447	7,450
Total	$144,758	$144,773

As of July 31, 2021, the balances of the Company’s cash equivalents and short-term investments were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$249,814	$—	$—	$—	$249,814
Corporate debt securities	3,080	—	(1)	—	3,079
Total:	$252,894	$—	$(1)	$—	$252,893
Short-term investments:
U.S. government agency & T-bills	$7,745	$2	$—	$—	$7,747
Municipal bonds	2,465	1	—	—	2,466
Corporate debt securities	100,308	38	(28)	—	100,318
Asset-backed securities	33,502	10	(7)	—	33,505
Others	738	—	(1)	—	737
Total:	$144,758	$51	$(36)	$—	$144,773
(1)See Note 7. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.
As of October 31, 2020, the balances of the Company’s cash equivalents were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$304,127	$—	$—	$—	$304,127
Total:	$304,127	$—	$—	$—	$304,127
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	July 31, 2021	October 31, 2020
	(in thousands)
Cash and cash equivalents	$1,385,395	$1,235,653
Restricted cash included in Prepaid expenses and other current assets	1,556	1,523
Restricted cash included in Other long-term assets	786	794
Total cash, cash equivalents and restricted cash	$1,387,737	$1,237,970

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

The Company did not have any gains or losses related to discontinuation of cash flow hedges during the three and nine months ended July 31, 2021 and 2020.
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

The effects of the non-designated derivative instruments on the Company’s unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(837)	$2,995	$1,420	$1,891
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	July 31, 2021	October 31, 2020
	(in thousands)
Total gross notional amount	$826,747	$981,234
Net fair value	$11,346	$6,940
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
The following table represents the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at July 31, 2021
Other current assets	$11,060	$598
Accrued liabilities	$237	$75
Balance at October 31, 2020
Other current assets	$9,182	$138
Accrued liabilities	$2,088	$292

The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the unaudited condensed consolidated statements of operations:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2021
Foreign exchange contracts	Revenue	$251	Revenue	$1,563
Foreign exchange contracts	Operating expenses	3,413	Operating expenses	3,267
Total		$3,664		$4,830
Three months ended July 31, 2020
Foreign exchange contracts	Revenue	$626	Revenue	$466
Foreign exchange contracts	Operating expenses	11,773	Operating expenses	(1,175)
Total		$12,399		$(709)
Nine months ended July 31, 2021
Foreign exchange contracts	Revenue	$1,892	Revenue	$2,597
Foreign exchange contracts	Operating expenses	7,079	Operating expenses	9,583
Total		$8,971		$12,180
Nine months ended July 31, 2020
Foreign exchange contracts	Revenue	$2,836	Revenue	$648
Foreign exchange contracts	Operating expenses	1,129	Operating expenses	(2,211)
Total		$3,965		$(1,563)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2021:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$249,814	249,814	$—	$—
Corporate debt securities	3,079		3,079	—
Short-term investments:
U.S. government agency & T-bills	7,747		7,747	—
Municipal bonds	2,466		2,466	—
Corporate debt securities	100,318		100,318	—
Asset-backed securities	33,505		33,505	—
Others	737		737	—
Prepaid and other current assets:
Foreign currency derivative contracts	11,657		11,657	—
Other long-term assets:
Deferred compensation plan assets	335,630	335,630	—	—
Total assets	$744,953	$585,444	$159,509	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$313	$—	$313	$—
Other long-term liabilities:
Deferred compensation plan liabilities	336,001	336,001	—	—
Total liabilities	$336,314	$336,001	$313	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2020:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$304,127	$304,127	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,320	—	9,320	—
Other long-term assets:
Deferred compensation plan assets	269,737	269,737	—	—
Total assets	$583,184	$573,864	$9,320	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,380	$—	$2,380	$—
Other long-term liabilities:
Deferred compensation plan liabilities	269,737	269,737	—	—
Total liabilities	$272,117	$269,737	$2,380	$—
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
Note 8. Liabilities and Restructuring Charges
In the third quarter of fiscal 2021, the Company initiated a restructuring plan for involuntary and voluntary employee termination and facility closure actions as part of a business reorganization. The total charges under the 2021 restructuring plan (the 2021 Plan) are expected to be in the range of $42 million to $53 million and will consist primarily of severance, termination, and retirement benefits under the 2021 Voluntary Retirement Program (VRP). The 2021 Plan and VRP are expected to be completed in the first quarter of fiscal 2022.

During the three and nine months ended July 31, 2021, the Company recorded restructuring charges of $15.1 million and made payments of $8.3 million under the 2021 Plan. These charges consisted primarily of severance and termination costs. As of July 31, 2021, $6.8 million of payroll and related benefits liabilities remained outstanding and was recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Accounts payable and accrued liabilities consist of:

	As of
	July 31, 2021	October 31, 2020
	(in thousands)
Payroll and related benefits	$486,322	$492,626
Other accrued liabilities	88,110	101,035
Accounts payable	41,305	30,003
Total	$615,737	$623,664

Other long-term liabilities consist of:

	As of
	July 31, 2021	October 31, 2020
	(in thousands)
Deferred compensation liability	$336,001	$269,737
Other long-term liabilities	19,446	14,774
Total	$355,447	$284,511

Note 9. Credit and Term Loan Facilities
On January 22, 2021, the Company entered into a Fourth Extension and Amendment Agreement (the “Fourth Amendment”), which amends and restates the Company's previous credit agreement, dated as of November 28, 2016 (as amended and restated, the “Credit Agreement”). The Company's outstanding borrowings under the previous credit agreement, which as of January 22, 2021 consisted of term loans in the aggregate principal amount of $97.5 million, are carried over under the Credit Agreement.
The Fourth Amendment extends the termination date of the existing $650 million senior unsecured revolving credit facility from November 28, 2021 to January 22, 2024, which may be further extended at the Company's option. The outstanding term loans under the Credit Agreement will continue to amortize in quarterly installments with the balance due at maturity on November 28, 2021. The Credit Agreement also provides an uncommitted incremental loan facility of up to $150 million in the aggregate principal amount. The Credit Agreement contains financial covenants requiring the Company to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, as well as other non-financial covenants. As of July 31, 2021, the Company was in compliance with all financial covenants.
As of July 31, 2021, the Company had $82.5 million outstanding balance, net of debt issuance costs, under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$7,500
2022	75,000
Total	$82,500
As of October 31, 2020, the Company had $102.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of July 31, 2021 and October 31, 2020. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2021, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

In July 2018, the Company entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of July 31, 2021, the Company had $24.8 million outstanding under the agreement.
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
The components of the Company’s lease expense during the period presented are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense (1)	$23,843	$23,450	$70,818	$69,932
Variable lease expense (2)	2,184	1,447	5,361	3,439
Total lease expense	$26,027	$24,897	$76,179	$73,371
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$21,913	$18,637	$64,516	$52,766
ROU assets obtained in exchange for operating lease liabilities	$10,742	$27,063	$92,149	$56,846
Lease term and discount rate information related to the Company’s operating leases as of the end of the period presented are as follows:

	July 31, 2021	October 31, 2020
Weighted-average remaining lease term (in years)	8.11	8.62
Weighted-average discount rate	2.39%	2.56%

The following represents the maturities of the Company’s future lease payments due under operating leases as of July 31, 2021:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2021	$20,538
2022	94,494
2023	79,441
2024	73,292
2025	63,800
Thereafter	296,021
Total future minimum lease payments	627,586
Less: Imputed interest	60,723
Total lease liabilities	$566,863
As of July 31, 2021, the Company has additional operating leases that have not yet commenced with future undiscounted lease payments of $1.9 million. These operating leases may commence in August 2021, with lease terms between 3 years and 5 years.
In addition, certain facilities owned by the Company were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts including sublease income for leased and owned facilities due to the Company as of July 31, 2021 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2021	$3,882
2022	15,609
2023	14,912
2024	12,593
2025	6,375
Thereafter	38,032
Total	$91,403

Note 11. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	July 31, 2021	October 31, 2020
	(in thousands)
Cumulative currency translation adjustments	$(48,606)	$(57,463)
Unrealized gain (loss) on derivative instruments, net of taxes	180	3,389
Unrealized gain (loss) on available-for-sale securities, net of taxes	15	—
Total accumulated other comprehensive income (loss)	$(48,411)	$(54,074)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$1,563	$466	$2,597	$648
Operating expenses	3,267	(1,175)	9,583	(2,211)
Total reclassifications into net income	$4,830	$(709)	$12,180	$(1,563)

Note 12. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock and has periodically replenished the stock repurchase program to such amount. The Board approved a replenishment of the stock repurchase program to $500.0 million on June 17, 2021. As of July 31, 2021, $325.0 million remained available for future repurchases under the program.
In June 2021, the Company entered into an accelerated share repurchase agreement (the June 2021 ASR) to repurchase an aggregate of $175.0 million of the Company's common stock. Pursuant to the June 2021 ASR, the Company made a prepayment of $175.0 million to receive initial deliveries of shares valued at $140.0 million. The remaining balance of $35.0 million was settled in August 2021. Total shares purchased under the June 2021 ASR were approximately 0.6 million shares, at an average purchase price of $282.13 per share.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021(1)	2020(2)	2021(1)	2020(2)
	(in thousands)
Total shares repurchased	521	149	2,114	1,380
Total cost of the repurchased shares	$140,000	$20,000	$538,082	$200,000
Reissuance of treasury stock	564	999	2,093	2,807
(1) Does not include the 99,573 shares and $35.0 million equity forward contract from the June 2021 ASR.
(2) The third quarter of fiscal 2020 includes the settlement of the 148,953 shares and $20.0 million equity forward contract from the February 2020 ASR settled in May 2020.

Note 13. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Cost of products	$9,582	$6,478	$28,238	$18,174
Cost of maintenance and service	3,446	1,959	10,192	6,109
Research and development expense	42,430	31,367	124,231	86,469
Sales and marketing expense	15,330	10,863	45,040	29,483
General and administrative expense	14,374	11,170	40,829	29,920
Stock-based compensation expense before taxes	85,162	61,837	248,530	170,155
Income tax benefit	(13,277)	(10,562)	(38,746)	(29,062)
Stock-based compensation expense after taxes	$71,885	$51,275	$209,784	$141,093
As of July 31, 2021, the Company had $594.9 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted-average period of 2.3 years. As of July 31, 2021, the Company had $35.3 million of unrecognized stock-based compensation expense relating to its Employee Stock Purchase Plan (ESPP), which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Intrinsic value of awards exercised	$30,896	$50,087	$143,100	$152,397

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$198,646	$252,911	$556,069	$466,892
Denominator:
Weighted average common shares for basic net income per share	152,635	151,352	152,619	150,731
Dilutive effect of common share equivalents from equity-based compensation	4,272	4,621	4,539	4,343
Weighted average common shares for diluted net income per share	156,907	155,973	157,158	155,074
Net income per share attributed to Synopsys:
Basic	$1.30	$1.67	$3.64	$3.10
Diluted	$1.27	$1.62	$3.54	$3.01
Anti-dilutive employee stock-based awards excluded(1)	355	3	405	610
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

Information by reportable segment was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Total Segments:
Revenue	$1,057,130	$964,134	$3,051,774	$2,659,842
Adjusted operating income	337,396	323,553	941,456	731,890
Adjusted operating margin	32%	34%	31%	28%
Semiconductor & System Design:
Revenue	$959,155	$870,734	$2,767,950	$2,392,542
Adjusted operating income	328,742	308,730	916,434	697,273
Adjusted operating margin	34%	35%	33%	29%
Software Integrity:
Revenue	$97,975	$93,400	$283,824	$267,300
Adjusted operating income	8,654	14,823	25,022	34,617
Adjusted operating margin	9%	16%	9%	13%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Total segment adjusted operating income	$337,396	$323,553	$941,456	$731,890
Reconciling items:
Amortization of intangible expense	(20,440)	(23,649)	(60,437)	(70,277)
Stock-based compensation expense	(85,162)	(61,837)	(248,530)	(170,155)
Other	(29,871)	(27,469)	(87,987)	(67,449)
Total operating income	$201,923	$210,598	$544,502	$424,009
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
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to the Company’s products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Revenue:
United States	$477,218	$432,692	$1,417,636	$1,245,570
Europe	112,877	94,297	324,212	277,951
China	164,172	160,230	405,460	308,663
Korea	110,536	96,344	314,178	291,175
Other	192,327	180,571	590,288	536,483
Consolidated	$1,057,130	$964,134	$3,051,774	$2,659,842
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.

Note 16. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Interest income	$657	$780	$1,413	$3,137
Interest expense	(757)	(941)	(2,301)	(4,390)
Gain (loss) on assets related to deferred compensation plan	10,473	26,153	62,697	20,166
Foreign currency exchange gain (loss)	2,756	123	5,283	5,255
Other, net	(1,715)	141	(5,158)	(1,584)
Total	$11,414	$26,256	$61,934	$22,584

Note 17. Income Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Income before income taxes	$213,337	$236,854	$606,436	$446,593
Provision (benefit) for income taxes	$14,945	$(16,057)	$51,214	$(20,299)
Effective tax rate	7.0%	(6.8)%	8.4%	(4.5)%
The Company’s effective tax rate for the nine months ended July 31, 2021 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
The Company’s effective tax rate increased in the three and nine months ended July 31, 2021 as compared to the same periods in fiscal 2020, primarily due to enacted legislation in California which limits the use of California research and development tax credits commencing in fiscal 2021 and the federal taxation of foreign earnings offset by deemed paid foreign tax credits during the three months ended July 31, 2020. The Company's effective tax rate also increased in the nine months ended July 31, 2021 as compared to the same period in fiscal 2020 primarily due to the realizability of U.S. foreign tax credits in the nine months ended July 31, 2020.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $48 million.

U.S. Examinations
In the third quarter of fiscal 2020, the Company reached a final settlement with the California Franchise Tax Board for fiscal years 2015 through 2017 and recognized $19.2 million in previously unrecognized tax benefits. In the third quarter of fiscal 2021, there were no material audit settlements.
Non-U.S. Examinations
Hungarian Tax Authority
In July 2017, the Hungarian Tax Authority (the HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Administrative Court). In the first quarter of fiscal 2018, Synopsys Hungary paid the assessments, penalties and interest as required by law and recorded these amounts as prepaid taxes on its balance sheet, while continuing its challenge to the assessment in court. On April 30, 2019, the Administrative Court ruled against Synopsys Hungary. The Administrative Court’s opinion was received on May 16, 2019 and Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, the Company recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard the Company's appeal on November 12, 2020 and remanded the case to the Administrative Court for further proceedings. The Company received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. On April 27, 2021, the Administrative Court reheard the case and again ruled against Synopsys Hungary. The Company received the written opinion from the Administrative Court on May 19, 2021. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 19, 2021.
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
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy generally and the semiconductor and electronics industries specifically, and continued responses by governments and businesses to COVID-19. We have not identified trends that we expect will materially impact our future operating results at this time. As we recognize our revenue for software licenses over the arrangement period, any potential impact related to COVID-19 may be delayed. We have not observed any changes in the design activity of customers, but in prior quarters we did experience some slowdowns in customer commitments in our Software Integrity segment. We have not received any significant requests from our customers to either delay payments or modify arrangements due to COVID-19. However, this situation could change in future periods, and the extent that these requests affect our business is uncertain. We have also experienced minor disruptions in our hardware supply chain, which we have been able to address with minimal impact to our business operations to date.
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
Our results of operations for the three and nine months of fiscal 2021 and 2020 ended on July 31, 2021 and August 1, 2020, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
Financial Performance Summary
In the third quarter of fiscal 2021 compared to the same period of fiscal 2020, our financial performance reflects the following:
•Revenues were $1,057.1 million, an increase of $93.0 million or 10%, primarily due to our continued organic growth.
•Total cost of revenue and operating expenses were $855.2 million, an increase of $101.7 million or 13%, primarily due to increases of $96.2 million in employee-related costs resulting from headcount increases through organic growth and acquisitions and $17.1 million in restructuring costs, partially offset by lower deferred compensation expenses of $15.8 million.
•Operating income was $201.9 million, a decrease of $8.7 million or 4% due to higher restructuring costs.
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
Total Revenue

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$959.1	$870.7	$88.4	10%
Software Integrity Segment	98.0	93.4	4.6	5%
Total	$1,057.1	$964.1	$93.0	10%
Nine months ended
Semiconductor & System Design Segment	$2,768.0	$2,392.5	$375.5	16%
Software Integrity Segment	283.8	267.3	16.5	6%
Total	$3,051.8	$2,659.8	$392.0	15%
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
The increase in total revenues for the three and nine months ended July 31, 2021 compared to the same periods in fiscal 2020 was primarily attributable to the continued organic growth of the business in most product categories and regions.
See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of revenue by geographic areas.
Time-Based Products Revenue

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$665.6	$612.1	$53.5	9%
Percentage of total revenue	63%	63%
Nine months ended	$1,945.6	$1,758.6	$187.0	11%
Percentage of total revenue	64%	66%

The increase in time-based products revenue for the three and nine months ended July 31, 2021 compared to the same periods in fiscal 2020 was primarily attributable to an increase in TSL license revenue and strong renewals from arrangements booked in prior periods.

Upfront Products Revenue

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$203.3	$210.9	$(7.6)	(4)%
Percentage of total revenue	19%	22%
Nine months ended	$586.8	$491.4	$95.4	19%
Percentage of total revenue	19%	19%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The decrease in upfront product revenue for the three months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to a decrease in the sale of IP products driven by lower demand from customers, partially offset by an increase in the sale of hardware products driven by timing of customer requirements.
The increase in upfront products revenue for the nine months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase in the sale of IP products in the first half of fiscal 2021 and hardware products driven by timing of customer requirements.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$61.0	$43.7	$17.3	40%
Professional services and other revenue	127.3	97.4	29.9	31%
Total	$188.3	$141.1	$47.2	33%
Percentage of total revenue	18%	15%
Nine months ended
Maintenance revenue	$172.6	$128.8	$43.8	34%
Professional services and other revenue	346.7	281.0	65.7	23%
Total maintenance and service revenue	$519.3	$409.8	$109.5	27%
Percentage of total revenue	17%	15%
The increase in maintenance revenue for the three and nine months ended July 31, 2021 compared to the same periods in fiscal 2020 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and nine months ended July 31, 2021 compared to the same periods in fiscal 2020 was primarily due to the timing of IP consulting projects.

Cost of Revenue

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$127.6	$118.5	$9.1	8%
Cost of maintenance and service revenue	65.6	60.8	4.8	8%
Amortization of intangible assets	11.9	13.7	(1.8)	(13)%
Total	$205.1	$193.0	$12.1	6%
Percentage of total revenue	19%	20%
Nine months ended
Cost of products revenue	$389.7	$344.5	$45.2	13%
Cost of maintenance and service revenue	202.2	184.9	17.3	9%
Amortization of intangible assets	35.2	40.7	(5.5)	(14)%
Total	$627.1	$570.1	$57.0	10%
Percentage of total revenue	21%	21%
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
The increase in cost of revenue for the three months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase of $16.3 million in personnel-related expenses as a result of headcount increases from organic hiring and acquisitions, partially offset by decreases of $1.8 million in amortization of intangible assets, $1.7 million in servicing IP consulting arrangements, $1.4 million in depreciation and maintenance expenses, and lower deferred compensation expenses of $1.9 million.
The increase in cost of revenue for the nine months ended July 31, 2021 compared to the same period in fiscal 2020, was primarily due to increases of $39.1 million in personnel-related costs as a result of headcount increases from organic hiring and acquisitions, $20.1 million in hardware related costs, $5.0 million in servicing IP consulting arrangements, and higher deferred compensation expenses of $3.8 million, partially offset by decreases of $5.5 million in amortization of intangible assets and $3.4 million in depreciation and maintenance expenses.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$371.1	$322.6	$48.5	15%
Percentage of total revenue	35%	33%
Nine months ended	$1,091.0	$939.5	$151.5	16%
Percentage of total revenue	36%	35%
The increase in research and development expenses for the three months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase of $51.3 million in personnel-related costs as a result of headcount increases, including those from acquisitions, partially offset by lower deferred compensation expenses of $8.9 million.
The increase in research and development expenses for the nine months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase of $122.3 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and higher deferred compensation expenses of $24.8 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$171.4	$156.5	$14.9	10%
Percentage of total revenue	16%	16%
Nine months ended	$514.8	$455.5	$59.3	13%
Percentage of total revenue	17%	17%
The increase in sales and marketing expenses for the three ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase of $16.6 million in personnel-related costs as a result of an increase in bonuses, partially offset by lower deferred compensation expenses of $3.0 million.
The increase in sales and marketing expenses for the nine months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase of $52.8 million in personnel-related costs as a result of an increase in sales commissions and bonuses, and higher deferred compensation expenses of $9.3 million, partially offset by a decrease of $4.3 million in travel and marketing expenses as a result of travel restrictions related to COVID-19.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended	$83.8	$73.5	$10.3	14%
Percentage of total revenue	8%	8%
Nine months ended	$234.0	$204.7	$29.3	14%
Percentage of total revenue	8%	8%
The increase in general and administrative expenses for the three months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to increases of $12.0 million in personnel-related costs, partially offset by lower deferred compensation expenses of $2.0 million.
The increase in general and administrative expenses for the nine months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to increases of $25.8 million in personnel-related expenses and $2.5 million in professional service costs, and higher deferred compensation expenses of $4.2 million.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$11.9	$13.7	$(1.8)	(13)%
Included in operating expenses	8.6	9.9	(1.3)	(13)%
Total	$20.5	$23.6	$(3.1)	(13)%
Percentage of total revenue	2%	2%
Nine months ended
Included in cost of revenue	$35.2	$40.7	$(5.5)	(14)%
Included in operating expenses	25.3	29.5	(4.2)	(14)%
Total	$60.5	$70.2	$(9.7)	(14)%
Percentage of total revenue	2%	3%
The decrease in amortization of intangible assets for the three and nine months ended July 31, 2021 compared to the same periods in fiscal 2020 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.
Restructuring Charges
In the third quarter of fiscal 2021, our management approved, committed and initiated a restructuring plan (the Plan) as part of a business reorganization. Total charges under the Plan are expected to be in the range of $42 million and $53 million consist primarily of severance, termination, and retirement benefits under the 2021 Voluntary Retirement Program (VRP). Restructuring charges under the Plan are anticipated to be completed in the first quarter of fiscal 2022.
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), Net

	July 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.7	$0.8	$(0.1)	(13)%
Interest expense	(0.8)	(0.9)	0.1	(11)%
Gain (loss) on assets related to executive deferred compensation plan	10.5	26.2	(15.7)	(60)%
Foreign currency exchange gain (loss)	2.8	0.1	2.7	2,700%
Other, net	(1.8)	0.1	(1.9)	(1,900)%
Total	$11.4	$26.3	$(14.9)	(57)%
Nine months ended
Interest income	$1.4	$3.1	$(1.7)	(55)%
Interest expense	(2.3)	(4.4)	2.1	(48)%
Gain (loss) on assets related to executive deferred compensation plan	62.7	20.2	42.5	210%
Foreign currency exchange gain (loss)	5.3	5.3	—	—%
Other, net	(5.2)	(1.6)	(3.6)	225%
Total	$61.9	$22.6	$39.3	174%
The net decrease in other income (expense) for the three months ended July 31, 2021 as compared to the same period in fiscal 2020 was primarily due to lower gains in the market value of our executive deferred compensation plan assets.
The net increase in other income (expense) for the nine months ended July 31, 2021 as compared to the same period in fiscal 2020 was primarily due to higher gains in the market value of our executive deferred compensation plan assets.
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
Semiconductor & System Design Segment

	July 31,
	2021	2020	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$328.7	$308.7	$20.0	6%
Adjusted operating margin	34%	35%	(1)%	(3)%
Nine months ended
Adjusted operating income	$916.4	$697.3	$219.1	31%
Adjusted operating margin	33%	29%	4%	14%
The increase in adjusted operating income for the three and nine months ended July 31, 2021 compared to the same period in fiscal 2020 was primarily due to an increase in revenue from arrangements booked in prior periods.

Software Integrity Segment

	July 31,
	2021	2020	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$8.7	$14.8	$(6.1)	(41)%
Adjusted operating margin	9%	16%	(7)%	(44)%
Nine months ended
Adjusted operating income	$25.0	$34.6	$(9.6)	(28)%
Adjusted operating margin	9%	13%	(4)%	(31)%
The decrease in the adjusted operating income for the three and nine months ended July 31, 2021 compared to the same periods in fiscal 2020 was primarily due to an increase in operating expenses, partially offset by an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate increased in the three and nine months ended July 31, 2021 as compared to the same periods in fiscal 2020, primarily due to enacted legislation in California which limits the use of California research and development tax credits commencing in fiscal 2021 and the federal taxation of foreign earnings offset by deemed paid foreign tax credits during the three months ended July 31, 2020. Our effective tax rate also increased in the nine months ended July 31, 2021 as compared to the same period in fiscal 2020 primarily due to the realizability of U.S. foreign tax credits in the nine months ended July 31, 2020.
See Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
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
As of July 31, 2021, we held an aggregate of $854.9 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $675.3 million in our foreign subsidiaries. In addition, we have provided foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
During the nine months ended July 31, 2021, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2021.

Cash and Cash Equivalents

	July 31, 2021	October 31, 2020	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$1,385.4	$1,235.7	$149.7	12%
Short-term investments	$144.8	$—	$144.8	100%
Total	$1,530.2	$1,235.7	$294.5	24%
Cash and cash equivalents and short-term investments increased primarily due to higher cash from our operations and cash received from option exercises and employee stock purchases. The increase in cash and cash equivalents and short-term investments was partially offset by stock repurchases, cash used for acquisitions, purchases of property and equipment and repayment of debt.
Cash Flows

	Nine Months Ended July 31,
	2021	2020	$ Change
	(dollars in millions)
Cash provided by operating activities	$1,122.1	$789.2	$332.9
Cash used in investing activities	(385.9)	(324.9)	(61.0)
Cash used in financing activities	(589.4)	(151.5)	(437.9)
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
Cash provided by operating activities for the nine months ended July 31, 2021 was higher compared to the same period in fiscal 2020, primarily attributable to higher operating income and higher cash collections, partially offset by higher disbursements for operations, including tax payments.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended July 31, 2021 was higher compared to the same period in fiscal 2020, primarily due to purchase of short-term investments of $146.1 million, partially offset by lower purchases of property and equipment of $53.3 million and lower cash paid for acquisitions of $37.0 million.
Cash Used in Financing Activities
Cash used in financing activities for the nine months ended July 31, 2021 was higher compared to the same period in fiscal 2020, primarily due to increased stock repurchase activities of $373.1 million and lower proceeds of $276.5 million from credit facilities drawdowns and , partially offset by lower debt repayments of $262.6 million.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. Increases in our working capital were primarily due to an increase in cash and cash equivalents of $149.7 million and an increase in short term investments of $144.8 million, partially offset by a decrease in accounts receivable of $202.9 million and an increase in deferred revenue of $154.3 million.
We did not see a significant impact on our working capital during this period from the COVID-19 pandemic.

Other Commitments — Credit and Term Loan Facilities
As of July 31, 2021, we had $82.5 million outstanding balance, net of debt issuance costs, under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2021	$7,500
2022	75,000
Total	$82,500
As of October 31, 2020, we had $102.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $75.0 million was classified as long-term liabilities.
There was no outstanding balance under the Revolver as of July 31, 2021 and October 31, 2020. We expect our borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2021, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
In July 2018, we entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of July 31, 2021, we had $24.8 million outstanding under the agreement.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Other
As of July 31, 2021, our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short term investments primarily include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
As of July 31, 2021, our exposure to market risk has not changed materially since October 31, 2020. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 15, 2020.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of July 31, 2021, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2021, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA disallowed Synopsys Hungary’s tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court (the Administrative Court). On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, February 26, 2019 and April 30, 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses, resulting in a remaining disputed tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. On April 30, 2019, the Administrative Court ruled against Synopsys Hungary. The Administrative Court’s opinion was received on May 16, 2019. Synopsys Hungary filed an appeal with the Hungarian Supreme Court on July 5, 2019. In the second quarter of 2019, as a result of the Court’s decision, we recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits for the tax assessments. The Hungarian Supreme Court heard our appeal on November 12, 2020 and remanded the case to the Hungarian Administrative Court for further proceedings. We received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. On April 27, 2021, the Administrative Court reheard the case and again ruled against Synopsys Hungary. We received the written opinion from the Administrative Court on May 19, 2021 and filed an appeal with the Hungarian Supreme Court on July 19, 2021.

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
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we have experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 novel coronavirus pandemic, governments and businesses have taken unprecedented actions to contain the virus, including requiring social distancing, implementing travel restrictions, instituting shelter-in-place orders and various other restrictions on non-essential businesses. These restrictions have significantly curtailed global economic activity and have caused substantial volatility and disruption in global financial markets. We transitioned most of our employees in affected regions to work remotely in order to comply with applicable restrictions and government requirements, and implemented travel restrictions and other changes to our business operations. We are continuing to transition employees back into offices in select jurisdictions in conformity with local guidelines and regulations. Each office must follow physical distancing guidelines and affirmative health measures in compliance with applicable local, state and national requirements. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the COVID-19 pandemic, but we cannot be certain that these measures will continue to be successful.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy and, in some cases, the regional and national economies of areas experiencing a localized surge in COVID-19 cases such as the ongoing surge in India, continued responses by governments and businesses to COVID-19 and its variants, the ability to secure timely payment from customers, the ability to accurately estimate customer demand, reduced willingness of current and potential customers to purchase our products and services due to their own business and market uncertainties, the ability of our business partners and third-party providers to fulfill their responsibilities and commitments, the ability to secure adequate and timely supply of equipment and materials from suppliers for our hardware products, and the ability to develop and deliver our products. For example, India reported an unprecedented number of COVID-19 cases earlier in 2021 and many parts of the United States are experiencing an uptick in the number of COVID-19 cases due to variants of COVID-19. While our operations have experienced minor disruptions to date in connection with recent surges in cases, a continued and sustained increase in the amount of COVID-19 cases in India or other countries or regions where we have operations in the future could have a material adverse effect on our or our customers' businesses, operations and financial conditions. In addition, continued weak economic conditions may result in impairment in value of our tangible and intangible assets. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
Industry Risks
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the EDA industry as a whole, our Semiconductor & System Design segment product sales, and to some extent our Software Integrity segment product sales, are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of systems-on-chips, integrated circuits, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to the impact of the COVID-19 pandemic. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
Furthermore, the semiconductor and electronics industries have become increasingly complex ecosystems. Many of our customers outsource the manufacture of their semiconductor designs to foundries. Our customers also frequently incorporate third-party IP, whether provided by us or other vendors, into their designs to improve the efficiency of their design process. We work closely with major foundries to ensure that our EDA, IP and manufacturing solutions are compatible with their manufacturing processes. Similarly, we work closely with other major providers of semiconductor IP, particularly microprocessor IP, to optimize our EDA tools for use with their IP designs and to assure that their IP and our own IP products work effectively together, as we may each provide for the design of separate components on the same chip. If we fail to optimize our EDA and IP solutions for use with major foundries’ manufacturing processes or major IP providers’ products, or if our access to such foundry processes or third-party IP products is hampered, then our solutions may become less desirable to our customers, resulting in an adverse effect on our business and financial condition.
Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results.
A number of business combinations, including mergers, asset acquisitions and strategic partnerships, among our customers in the semiconductor and electronics industries have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on software and services. Furthermore, we depend on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenues. Reduced customer spending or the loss of a small number of customers, particularly our large customers, could adversely affect our business and financial condition. In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective product offerings. If any of our competitors consolidate or acquire businesses and technologies that we do not offer, they may be able to offer a larger technology portfolio, additional support and service capability or lower prices, which could negatively impact our business and operating results.
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
•The need to implement controls, processes and policies appropriate for a public company at acquired companies that may have previously lacked such controls, processes and policies;
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
•Our ability to accurately predict, prepare for and promptly respond to technological developments in new fields, including, in the case of our software quality testing and security tools and services, identifying new security vulnerabilities in software code and ensuring support for a growing number of programming languages;
•Our ability to compete with new and existing competitors in these new industries, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights or established customer relationships than we currently do, and could include free and open source solutions that provide similar software quality testing and security tools without fees;
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
As of July 31, 2021, approximately 44% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. Further, President Biden has proposed The American Jobs Act and various bills have been introduced by members of the House of Representatives and the Senate proposing changes to the corporate tax rate as well as other provisions. On August 9, 2021 the Senate released the fiscal 2022 budget resolution with reconciliation instructions for a potential $3.5 trillion spending bill, which is expected to be paid for through a mix of corporate and individual tax increases. As we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. Accounting for certain of these provisions requires the exercise of significant judgment.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the Programme of Work to Develop a Concensus Solution to the Tax Challenges Arising from the Digitalization of the Economy (Programme of Work) agreement by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries, including the United States. The Programme of Work is evaluating potential changes to numerous long-standing tax principles. These changes, if enacted, by various countries in which we do business may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
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

In July 2017, the HTA issued a final assessment against Synopsys Hungary for fiscal years 2011 through 2013. The HTA has applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $25.0 million and interest and penalties of $11.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. On April 30, 2019, the Administrative Court ruled against Synopsys Hungary. We filed an appeal with the Hungarian Supreme Court on July 5, 2019. The Hungarian Supreme Court heard our appeal on November 12, 2020 and remanded the case to the Hungarian Administrative Court for further proceedings. We received the Hungarian Supreme Court’s written decision in the first quarter of fiscal 2021. On April 27, 2021, the Administrative Court reheard the case and again ruled against Synopsys Hungary. We received the written opinion from the Administrative Court on May 19, 2021 and filed an appeal with the Hungarian Supreme Court on July 19, 2021. For further discussion of the Hungary audit, see Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”
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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, employment, customer, supplier, competition and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding certain of these matters is contained in Part II, Item 1, Legal Proceedings.
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
From time to time, our cash equivalent and short-term investment portfolio consists of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, municipal securities and other securities and bank deposits. Our investment portfolio carries both interest rate risk and credit risk and may be negatively impacted by the economic effects of the COVID-19 pandemic. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired.
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
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic (including the COVID-19 pandemic), or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases such as the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults and sites of recent historic wildfires. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In June 2021, we entered into an accelerated share repurchase agreement (the June 2021 ASR) to repurchase an aggregate of $175.0 million of our common stock. Pursuant to the June 2021 ASR, we made a prepayment of $175.0 million to receive initial deliveries of shares valued at $140.0 million. The remaining balance of $35.0 million was settled in August 2021. Total shares purchased under the June 2021 ASR were approximately 0.6 million shares at an average purchase price of $282.13 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2021:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
May 2, 2021 through June 5, 2021	—	$—	—	$59,839,990
Month #2
June 6, 2021 through July 3, 2021	520,717	$268.86	520,717	$325,000,000
Month #3
July 4, 2021 through July 31, 2021	—	$—	—	$325,000,000
Total	520,717	$268.86	520,717	$325,000,000
(1)    As of July 31, 2021, $325.0 million remained available for future repurchases under the program.
(2) Amounts are calculated based on the settlement date.
See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: August 20, 2021	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)