Form 10-Q
period 2022-01-31
SYNOPSYS INC
filed 2022-02-18
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 16, 2022, there were 153,098,717 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2022	October 31, 2021*
ASSETS
Current assets:
Cash and cash equivalents	$1,124,299	$1,432,840
Short-term investments	147,748	147,949
Total cash, cash equivalents and short-term investments	1,272,047	1,580,789
Accounts receivable, net	1,038,749	568,501
Inventories, net	212,919	229,023
Prepaid and other current assets	423,782	430,028
Total current assets	2,947,497	2,808,341
Property and equipment, net	477,521	472,398
Operating lease right-of-use assets, net	481,526	493,251
Goodwill	3,592,788	3,575,785
Intangible assets, net	260,810	279,132
Deferred income taxes	628,879	612,655
Other long-term assets	512,325	510,698
Total assets	$8,901,346	$8,752,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$540,733	$741,191
Operating lease liabilities, current	78,748	79,678
Deferred revenue	1,852,175	1,517,623
Short-term debt	—	74,992
Total current liabilities	2,471,656	2,413,484
Operating lease liabilities, non-current	477,487	487,003
Long-term deferred revenue	157,465	136,303
Long-term debt	24,370	25,094
Other long-term liabilities	380,135	391,433
Total liabilities	3,511,113	3,453,317
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 153,256 and 153,062 shares outstanding, respectively	1,533	1,531
Capital in excess of par value	1,430,226	1,576,363
Retained earnings	4,863,400	4,549,713
Treasury stock, at cost: 4,005 and 4,198 shares, respectively	(856,929)	(782,866)
Accumulated other comprehensive income (loss)	(51,457)	(49,604)
Total Synopsys stockholders’ equity	5,386,773	5,295,137
Non-controlling interest	3,460	3,806
Total stockholders’ equity	5,390,233	5,298,943
Total liabilities and stockholders’ equity	$8,901,346	$8,752,260
*Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2022	2021
Revenue:
Time-based products	$707,483	$631,290
Upfront products	368,274	174,381
Maintenance and service	194,498	164,650
Total revenue	1,270,255	970,321
Cost of revenue:
Products	165,399	127,347
Maintenance and service	78,225	68,766
Amortization of intangible assets	13,360	11,886
Total cost of revenue	256,984	207,999
Gross margin	1,013,271	762,322
Operating expenses:
Research and development	383,971	357,468
Sales and marketing	180,510	170,628
General and administrative	81,008	77,488
Amortization of intangible assets	9,000	8,390
Restructuring charges	11,746	—
Total operating expenses	666,235	613,974
Operating income	347,036	148,348
Other income (expense), net	(19,793)	28,756
Income before income taxes	327,243	177,104
Provision for income taxes	13,902	15,076
Net income	$313,341	$162,028
Net income (loss) attributed to non-controlling interest	(346)	(317)
Net income attributed to Synopsys	$313,687	$162,345

Net income per share attributed to Synopsys:
Basic	$2.05	$1.06
Diluted	$1.99	$1.03
Shares used in computing per share amounts:
Basic	153,218	152,498
Diluted	157,273	157,277
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2022	2021
Net income	$313,341	$162,028
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(613)	17,932
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(500)	—
Cash flow hedges:
Deferred gains (losses), net of tax $230 and $(1,405), respectively.	(1,585)	4,093
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(302) and $885, respectively.	845	(2,726)
Other comprehensive income (loss), net of tax effects	(1,853)	19,299
Comprehensive income	311,488	181,327
Less: net income (loss) attributed to non-controlling interest	(346)	(317)
Comprehensive income attributed to Synopsys	$311,834	$181,644
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2021	153,062	$1,531	$1,576,363	$4,549,713	$(782,866)	$(49,604)	$5,295,137	$3,806	$5,298,943
Net income				313,687			313,687	(346)	313,341
Other comprehensive income (loss), net of tax effects						(1,853)	(1,853)		(1,853)
Purchases of treasury stock	(701)	(7)	7		(245,000)		(245,000)		(245,000)
Equity forward contract, net			(5,000)				(5,000)		(5,000)
Common stock issued, net of shares withheld for employee taxes	895	9	(236,915)		170,937		(65,969)		(65,969)
Stock-based compensation			95,771				95,771		95,771
Balance at January 31, 2022	153,256	$1,533	$1,430,226	$4,863,400	$(856,929)	$(51,457)	$5,386,773	$3,460	$5,390,233

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2020	152,618	$1,528	$1,653,166	$3,795,397	$(488,613)	$(54,074)	$4,907,404	$4,963	$4,912,367
Net income				162,345			162,345	(317)	162,028
Retained earnings adjustment due to adoption of ASC 326(1)				(3,200)			(3,200)		(3,200)
Other comprehensive income (loss), net of tax effects						19,299	19,299		19,299
Purchases of treasury stock	(837)	(8)	8		(202,871)		(202,871)		(202,871)
Equity forward contract, net			(50,000)				(50,000)		(50,000)
Common stock issued, net of shares withheld for employee taxes	583	6	(97,781)		63,268		(34,507)		(34,507)
Stock-based compensation			83,782				83,782		83,782
Balance at January 31, 2021	152,364	$1,526	$1,589,175	$3,954,542	$(628,216)	$(34,775)	$4,882,252	$4,646	$4,886,898
(1)In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 326, Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology. We adopted the new standard at the beginning of fiscal 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net income attributed to Synopsys	$313,687	$162,345
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	61,685	50,628
Reduction of operating lease right-of-use assets	21,010	20,974
Amortization of capitalized costs to obtain revenue contracts	16,737	15,008
Stock-based compensation	95,771	83,782
Allowance for credit losses	5,278	7,477
Deferred income taxes	(11,952)	(20,222)
Other non-cash	4,486	(3,359)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(466,684)	(14,910)
Inventories	9,155	(37,764)
Prepaid and other current assets	(303)	(12,289)
Other long-term assets	(11,969)	(50,385)
Accounts payable and accrued liabilities	(223,223)	(171,137)
Operating lease liabilities	(19,477)	(20,707)
Income taxes	6,555	12,226
Deferred revenue	354,988	152,291
Net cash provided by operating activities	155,744	173,958
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	16,437	—
Purchases of short-term investments	(17,210)	—
Proceeds from sales of long-term investments	582	—
Purchases of long-term investments	(5,000)	—
Purchases of property and equipment	(41,751)	(27,779)
Cash paid for acquisitions, net of cash acquired	(19,989)	(74,670)
Capitalization of software development costs	(494)	(1,011)
Other	(600)	—
Net cash used in investing activities	(68,025)	(103,460)
Cash flows from financing activities:
Repayment of debt	(75,938)	(5,694)
Issuances of common stock	30,835	15,092
Payments for taxes related to net share settlement of equity awards	(96,785)	(49,591)
Purchase of equity forward contract	(40,000)	(50,000)
Purchases of treasury stock	(210,000)	(202,871)
Other	(2,709)	—
Net cash used in financing activities	(394,597)	(293,064)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,720)	10,001
Net change in cash, cash equivalents and restricted cash	(308,598)	(212,565)
Cash, cash equivalents and restricted cash, beginning of year	1,435,183	1,237,970
Cash, cash equivalents and restricted cash, end of period	$1,126,585	$1,025,405
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (we, our or us) provides products and services used across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their code. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Semiconductor & System Design segment.
We are also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of our Software Integrity segment.
Note 2. Summary of Significant Accounting Policies
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheets, results of operations, comprehensive income, stockholders’ equity and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 as filed with the SEC on December 13, 2021.
Use of Estimates. To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on our operating results and financial position.
Principles of Consolidation. The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated.
Fiscal Year End. Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2022 and 2021 are both 52-week years. Fiscal 2022 will end on October 29, 2022. Fiscal 2021 ended on October 30, 2021. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, FASB issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted the standard as of the beginning of fiscal 2022 on a prospective basis and the adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning on November 1, 2023. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our unaudited condensed consolidated financial statements.
Note 3. Revenue
Disaggregated Revenue
The following table showed the percentage of revenue by product groups:

	Three Months Ended January 31,
	2022	2021
EDA	49.8%	55.2%
IP & System Integration	41.5%	35.0%
Software Integrity Products & Services	8.5%	9.5%
Other	0.2%	0.3%
Total	100.0%	100.0%
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
Contract balances were as follows:

	As of
	January 31, 2022	October 31, 2021
	(in thousands)
Contract assets, net	$274,009	$284,574
Unbilled receivables	$36,324	$35,589
Deferred revenue	$2,009,640	$1,653,926
During the three months ended January 31, 2022, we recognized revenue of $609.5 million that was included in the deferred revenue balance as of October 31, 2021.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $6.9 billion as of January 31, 2022, which includes $866.9 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 41% of the contracted but unsatisfied or partially unsatisfied performance obligations as of January 31, 2022, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three months ended January 31, 2022 and 2021, we recognized $32.0 million and $26.3 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of January 31, 2022 were $96.8 million and included in other long-term assets in our unaudited condensed consolidated balance sheets. Amortization of these assets was $16.7 million and $15.0 million during the three months ended January 31, 2022 and 2021, respectively, and included in sales and marketing expense in our unaudited condensed consolidated statements of income.
Note 4. Business Combinations
During the three months ended January 31, 2022, we completed one acquisition for an aggregate consideration of $20.0 million, net of cash acquired. We do not consider this acquisition to be material to our unaudited condensed consolidated statements of income. The preliminary purchase allocations are $4.3 million of identifiable intangible assets and $15.7 million in goodwill, which are attributable to the Semiconductor & System Design reporting segment. There was no tax deductible goodwill related to the acquisition.
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
Acquisition-Related Transaction Costs
Transaction costs were $2.1 million and $3.5 million during the three months ended January 31, 2022 and January 31, 2021, respectively. These costs mainly consist of professional fees and administrative costs and were expensed as incurred in our unaudited condensed consolidated statements of income.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the three months ended January 31, 2022 were as follows:

(in thousands)
Balance at October 31, 2021	$3,575,785
Additions	15,720
Adjustments	1,285
Effect of foreign currency translation	(2)
Balance at January 31, 2022	$3,592,788
During the three months ended January 31, 2022, we finalized certain estimates impacting total purchase consideration for certain acquisitions and recorded the resulting measurement period adjustments which increased goodwill.
Intangible Assets
Intangible assets as of January 31, 2022 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
	(in thousands)
Core/developed technology	$916,202	$761,605	$154,597
Customer relationships	404,571	316,544	88,027
Contract rights intangible	193,317	188,958	4,359
Trademarks and trade names	43,095	31,755	11,340
Capitalized software development costs	46,592	44,105	2,487
Total	$1,603,777	$1,342,967	$260,810

Intangible assets as of October 31, 2021 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
	(in thousands)
Core/developed technology	$911,903	$748,759	$163,144
Customer relationships	404,571	308,355	96,216
Contract rights intangible	193,317	188,231	5,086
Trademarks and trade names	43,095	31,155	11,940
Capitalized software development costs	46,098	43,352	2,746
Total	$1,598,984	$1,319,852	$279,132
Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Core/developed technology	$12,848	$11,016
Customer relationships	8,185	7,780
Contract rights intangible	727	870
Trademarks and trade names	600	610
Capitalized software development costs(1)	752	1,038
Total	$23,112	$21,314
(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of income.
The following table presented the estimated future amortization of intangible assets as of January 31, 2022:

Fiscal year	(in thousands)
Remainder of fiscal 2022	$59,707
2023	64,851
2024	53,817
2025	37,653
2026	25,228
2027 and thereafter	19,554
Total	$260,810
Note 6. Balance Sheets Components

	As of
	January 31, 2022	October 31, 2021
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$328,763	$343,820
Capitalized commission, net	96,848	92,249
Other long-term assets	86,714	74,629
Total	$512,325	$510,698
Accounts payable and accrued liabilities:
Payroll and related benefits	$364,123	$581,687
Other accrued liabilities	147,407	132,091
Accounts payable	29,203	27,413
Total	$540,733	$741,191
Other long-term liabilities:
Deferred compensation plan liabilities	$328,765	$343,820
Other long-term liabilities	51,370	47,613
Total	$380,135	$391,433

Note 7. Financial Assets and Liabilities
Short-term investments. Gross unrealized gains and losses on our available-for-sale debt securities as of January 31, 2022 were not significant. The stated maturities of our available-for-sale debt securities as of January 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$53,374	$53,269
1-5 years	88,847	88,261
5-10 years	4,268	4,249
>10 years	2,005	1,969
Total	$148,494	$147,748

As of January 31, 2022, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$75,680				$75,680
Total:	$75,680	$—	$—	$—	$75,680
Short-term investments:
U.S. government agency & T-bills	$8,095		$(31)		$8,064
Municipal bonds	3,946		(34)		3,912
Corporate debt securities	103,946	5	(537)		103,414
Asset-backed securities	32,507	2	(151)		32,358
Total:	$148,494	$7	$(753)	$—	$147,748
(1)See Note 8. Fair Value Measurements for further discussion on fair values of cash equivalents and short-term investments.
As of October 31, 2021, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$172,934	$—	$—	$—	$172,934
Total:	$172,934	$—	$—	$—	$172,934
Short-term investments:
U.S. government agency & T-bills	$6,447	$—	$(5)		$6,442
Municipal bonds	4,588	—	(12)		4,576
Corporate debt securities	103,615	7	(170)		103,452
Asset-backed securities	33,545	6	(72)		33,479
Total:	$148,195	$13	$(259)	$—	$147,949
(1)See Note 8. Fair Value Measurements for further discussion on fair values of cash equivalents and short-term investments.
Restricted cash. We include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the unaudited condensed consolidated statements of cash flows. All restricted cash is primarily associated with office leases.
The following table provided a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	January 31, 2022	October 31, 2021
	(in thousands)
Cash and cash equivalents	$1,124,299	$1,432,840
Restricted cash included in prepaid expenses and other current assets	1,537	1,560
Restricted cash included in other long-term assets	749	783
Total cash, cash equivalents and restricted cash	$1,126,585	$1,435,183

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There were no impairments of non-marketable equity securities during the three months ended January 31, 2022 and January 31, 2021.
Derivatives
We recognize derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheets at fair value and provide qualitative and quantitative disclosures about such derivatives. We operate internationally and are exposed to potentially adverse movements in foreign currency exchange rates. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies.
The duration of forward contracts ranges from approximately one month to 24 months, the majority of which are short-term. We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date have not experienced nonperformance by counterparties. In addition, we mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipate continued performance by all counterparties to such agreements.
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the unaudited condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts will be included in net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 24 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to our foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of income within the next 12 months.
We did not record any gains or losses related to discontinuation of cash flow hedges during the three months ended January 31, 2022 and 2021.
Non-designated Hedging Activities
Our foreign exchange forward contracts that are used to hedge non-functional currency denominated balance sheet assets and liabilities are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in other income (expense), net. The duration of the forward contracts for hedging our balance sheet exposure is approximately one month.
We also have certain foreign exchange forward contracts for hedging certain international revenues and expenses that are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year. The overall goal of our hedging program is to minimize the impact of currency fluctuations on the net income over the fiscal year.

The effects of the non-designated derivative instruments on our unaudited condensed consolidated statements of income were summarized as follows:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Gain (loss) recorded in other income (expense), net	$446	$1,129
The notional amounts in the table below for derivative instruments provided one measure of the transaction volume outstanding:

	As of
	January 31, 2022	October 31, 2021
	(in thousands)
Total gross notional amount	$1,179,091	$1,176,152
Net fair value	$11,991	$13,404
Our exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following table represented the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at January 31, 2022
Other current assets	$17,498	$57
Accrued liabilities	$5,556	$8
Balance at October 31, 2021
Other current assets	$15,455	$17
Accrued liabilities	$2,027	$42
The following table represented the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the unaudited condensed consolidated statements of income:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2022
Foreign exchange contracts	Revenue	$(816)	Revenue	$(571)
Foreign exchange contracts	Operating expenses	(769)	Operating expenses	(274)
Total		$(1,585)		$(845)
Three months ended January 31, 2021
Foreign exchange contracts	Revenue	$(163)	Revenue	$113
Foreign exchange contracts	Operating expenses	4,256	Operating expenses	2,613
Total		$4,093		$2,726

Note 8. Fair Value Measurements
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
On a recurring basis, we measure the fair value of certain of our assets and liabilities, which include cash equivalents, non-qualified deferred compensation plan assets, and foreign currency derivative contracts.
Our cash equivalents and short-term investments are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs.
Our non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets and are therefore classified within Level 1.
Our foreign currency derivative contracts are classified within Level 2 because these contracts are not actively traded, and the valuation inputs are based on quoted prices and market observable data of similar instruments.
Our borrowings under the credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available for our debt with similar terms and maturities. See Note 10. Credit and Term Loan Facilities for more information on these borrowings.

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were summarized below as of January 31, 2022:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$75,680	75,680
Short-term investments:
U.S. government agency & T-bills	8,064		8,064
Municipal bonds	3,912		3,912
Corporate debt securities	103,414		103,414
Asset-backed securities	32,358		32,358
Prepaid and other current assets:
Foreign currency derivative contracts	17,555		17,555
Other long-term assets:
Deferred compensation plan assets	328,763	328,763
Total assets	$569,746	$404,443	$165,303	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,564		$5,564
Other long-term liabilities:
Deferred compensation plan liabilities	328,765	328,765
Total liabilities	$334,329	$328,765	$5,564	$—

Assets and liabilities measured at fair value on a recurring basis were summarized below as of October 31, 2021:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$172,934	$172,934
Short-term investments:
U.S. government agency & T-bills	6,442		6,442
Municipal bonds	4,576		4,576
Corporate debt securities	103,452		103,452
Asset-backed securities	33,479		33,479
Prepaid and other current assets:
Foreign currency derivative contracts	15,472		15,472
Other long-term assets:
Deferred compensation plan assets	343,820	343,820
Total assets	$680,175	$516,754	$163,421	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,068		$2,068
Other long-term liabilities:
Deferred compensation plan liabilities	343,820	343,820	—	—
Total liabilities	$345,888	$343,820	$2,068	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 9. Restructuring Charges
In the third quarter of fiscal 2021, we initiated a restructuring plan for involuntary and voluntary employee termination and facility closure actions as part of a business reorganization (the 2021 Plan).
During the first quarter of fiscal 2022, we recorded restructuring charges of $11.7 million consisting primarily of severance, retirement benefits under the 2021 Voluntary Retirement Program (2021 VRP) and lease abandonment costs, and made payments of $4.9 million under the 2021 Plan.
The 2021 Plan and VRP were completed in the first quarter of fiscal 2022 and the total charges under the 2021 Plan were $45.2 million. As of January 31, 2022, $21.0 million of restructuring related liabilities remained outstanding and was recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.
Note 10. Credit and Term Loan Facilities
On January 22, 2021, we entered into a Fourth Extension and Amendment Agreement (the Fourth Amendment), which amended and restated our previous credit agreement, dated as of November 28, 2016 (as amended and restated, the Credit Agreement). Our outstanding borrowings under the previous credit agreement, which as of January 22, 2021 consisted of term loans in the aggregate principal amount of $97.5 million, were carried over under the Credit Agreement. As of January 31, 2022, there was no balance outstanding under the term loans.
The Fourth Amendment extended the termination date of the existing $650.0 million senior unsecured revolving credit facility from November 28, 2021 to January 22, 2024, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental loan facility of up to $150 million in the aggregate principal amount. The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, as well as other non-financial covenants. As of January 31, 2022, we were in compliance with all financial covenants.
There was no outstanding balance under the Revolver as of January 31, 2022 and October 31, 2021. We expect our borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2022, Revolver bore interest at LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
In July 2018, we entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2022, we had $24.3 million outstanding under the agreement.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 11. Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. These leases have various expiration dates through December 31, 2040, some of which include options to extend the leases for up to 10 years. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments.
The components of our lease expense during the period presented were as follows:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Operating lease expense (1)	$22,032	$23,626
Variable lease expense (2)	2,124	1,335
Total lease expense	$24,156	$24,961
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented was as follows:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$20,620	$20,644
ROU assets obtained in exchange for operating lease liabilities	$9,354	$15,635
Lease term and discount rate information related to our operating leases as of the end of the period presented were as follows:

	As of
	January 31, 2022	October 31, 2021
Weighted-average remaining lease term (in years)	7.81	8.00
Weighted-average discount rate	1.99%	2.01%

The following represented the maturities of our future lease payments due under operating leases as of January 31, 2022:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2022	$66,751
2023	85,113
2024	78,733
2025	67,235
2026	57,517
Thereafter	246,530
Total future minimum lease payments	601,879
Less: Imputed interest	45,644
Total lease liabilities	$556,235
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities, due to us as of January 31, 2022 were as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2022	$12,737
2023	16,240
2024	13,788
2025	6,375
2026	6,566
Thereafter	31,466
Total	$87,172

Note 12. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	January 31, 2022	October 31, 2021
	(in thousands)
Cumulative currency translation adjustments	$(48,660)	$(48,047)
Unrealized gain (loss) on derivative instruments, net of taxes	(2,051)	(1,311)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(746)	(246)
Total accumulated other comprehensive income (loss)	$(51,457)	$(49,604)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of income:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(571)	$113
Operating expenses	(274)	2,613
Total reclassifications into net income	$(845)	$2,726

Note 13. Stock Repurchase Program
Our Board of Directors (the Board) approved a stock repurchase program with authorization to purchase up to $1.0 billion of our common stock in December 2021. As of January 31, 2022, $750.0 million remained available for future repurchases under the program.
In December 2021, we entered into an accelerated share repurchase agreement (the December 2021 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2021 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in February 2022. Total shares purchased under the December 2021 ASR were approximately 0.6 million shares, at an average purchase price of $331.09 per share.
During the three months ended January 31, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $331.37 per share for an aggregate purchase price of $50.0 million.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes were as follows:

	Three Months Ended January 31,
	2022(2)(3)	2021(1)
	(in thousands)
Total shares repurchased	701	837
Total cost of the repurchased shares	$245,000	$202,871
Reissuance of treasury stock	895	583
(1) Excluded the 166,726 shares and $50.0 million equity forward contract from the December 2020 ASR settled in March 2021.
(2) Included 107,701 shares and $35.0 million equity forward contract from the August 2021 ASR settled in November 2021.
(3) Excluded the 161,215 shares and $40.0 million equity forward contract from the December 2021 ASR settled in February 2022.

Note 14. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of income for our stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Cost of products	$11,207	$9,352
Cost of maintenance and service	4,583	3,335
Research and development expense	49,540	41,294
Sales and marketing expense	17,801	15,159
General and administrative expense	12,640	14,642
Stock-based compensation expense before taxes	95,771	83,782
Income tax benefit	(15,429)	(13,279)
Stock-based compensation expense after taxes	$80,342	$70,503
As of January 31, 2022, we had $945.9 million of total unrecognized stock-based compensation expense relating to options, restricted stock units and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years. As of January 31, 2022, we had $35.9 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan (ESPP), which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods were as follows:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Intrinsic value of awards exercised	$112,925	$40,524

Note 15. Net Income Per Share
We compute basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

The table below reconciled the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$313,687	$162,345
Denominator:
Weighted average common shares for basic net income per share	153,218	152,498
Dilutive effect of common share equivalents	4,055	4,779
Weighted average common shares for diluted net income per share	157,273	157,277
Net income per share attributed to Synopsys:
Basic	$2.05	$1.06
Diluted	$1.99	$1.03
Anti-dilutive employee stock-based awards excluded	170	334
Note 16. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Makers (CODMs) in deciding how to allocate resources and in assessing performance. The CODMs are our two Co-Chief Executive Officers.
We have two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and other associated revenue categories, and (2) Software Integrity, which includes a comprehensive solution for building integrity—security, quality and compliance testing—into the customers’ software development lifecycle and supply chain.
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

Information by reportable segment was as follows:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Total Segments:
Revenue	$1,270,255	$970,321
Adjusted operating income	459,391	286,820
Adjusted operating margin	36%	30%
Semiconductor & System Design:
Revenue	$1,162,695	$878,368
Adjusted operating income	447,392	278,876
Adjusted operating margin	38%	32%
Software Integrity:
Revenue	$107,560	$91,953
Adjusted operating income	11,999	7,944
Adjusted operating margin	11%	9%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of intangible assets, stock-based compensation and certain other operating expenses, were presented in the table below to provide a reconciliation of the total adjusted operating income from segments to our consolidated operating income:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Total segment adjusted operating income	$459,391	$286,820
Reconciling items:
Amortization of intangible assets	(22,360)	(20,276)
Stock-based compensation expense	(95,771)	(83,782)
Other	5,776	(34,414)
Total operating income	$347,036	$148,348
The CODMs do not use total assets by segment to evaluate segment performance or allocate resources. As a result, total assets by segment are not required to be disclosed.
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Revenue:
United States	$610,334	$468,701
Europe	132,717	105,175
China	212,823	115,768
Korea	114,355	98,254
Other	200,026	182,423
Consolidated	$1,270,255	$970,321
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our methodology.

Note 17. Other Income (Expense), Net
The following table presented the components of other income (expense), net:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Interest income	$858	$310
Interest expense	(500)	(739)
Gain (loss) on assets related to deferred compensation plan	(19,599)	30,866
Foreign currency exchange gain (loss)	(1,024)	(315)
Other, net	472	(1,366)
Total	$(19,793)	$28,756

Note 18. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presented the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2022	2021
	(in thousands)
Income before income taxes	$327,243	$177,104
Provision for income taxes	$13,902	$15,076
Effective tax rate	4.2%	8.5%
Our effective tax rate for the three months ended January 31, 2022 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
Our effective tax rate decreased in the three months ended January 31, 2022 as compared to the same period in fiscal 2021, primarily due to excess tax benefits from stock-based compensation.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $45 million.
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court

heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. We expect to receive the Hungarian Supreme Court's written decision in the second quarter of fiscal 2022.
We are also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Note 19. Contingencies
Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. We regularly review the status of each significant matter and assesses our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, we accrue a liability for the estimated loss. Legal proceedings are inherently uncertain and, as circumstances change, it is possible that the amount of any accrued liability may increase, decrease or be eliminated.
We have determined that, except as set forth below, no disclosure of estimated loss is required for a claim against us because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (2) a reasonably possible loss or range of loss cannot be estimated; or (3) such estimate is immaterial.
Legal Settlement
There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. See Note 9. Contingencies of the Annual Report for further information.
Tax Matters
We undergo examination from time to time by U.S. and foreign authorities for non-income based taxes, such as sales, use and value-added taxes, and are currently under examination by tax authorities in certain jurisdictions. If the potential loss from such examinations is considered probable and the amount or the range of loss could be estimated, we would accrue a liability for the estimated expense.
In addition to the foregoing, we are, from time to time, party to various other claims and legal proceedings in the ordinary course of our business, including with tax and other governmental authorities. For a description of certain of these other matters, see Note 18. Income Taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A. Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products and technology; business outlook, opportunities and strategies; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and buybacks; the expected impact of U.S. and foreign government actions on our financial results; the continued impact and duration of the COVID-19 pandemic; and regulatory changes in the United States and other regions in which we operate. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the SEC on December 13, 2021.
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
Our growth strategy is based on maintaining and building on our leadership in our EDA products, expanding and proliferating our IP offerings, driving growth in the software security and quality market and continuing to expand our product portfolio and our total addressable market. Our revenue growth from period to period is expected to vary based on the mix of our time-based and upfront products. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
COVID-19 Pandemic
While the COVID-19 pandemic has changed the physical working environment of the majority of our workforce to working from home, it otherwise caused only minor disruptions to our business operations with a limited impact on our operating results thus far. Given the unpredictable nature of the COVID-19 pandemic’s impact on the global economy, our historical results may not be an indication of future performance.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy generally and the semiconductor and electronics industries specifically, continued responses by governments and businesses to COVID-19, and acceptance and effectiveness of vaccines. We have not identified trends that we expect will materially impact our future operating results at this time. As we generally recognize our revenue for software licenses over the arrangement period, any potential impact related to COVID-19 may be delayed. We have not observed any changes in the design activity of customers, but we previously experienced a slowdown in customer commitments in our Software Integrity segment. We have not received any significant requests from our customers to either delay payments or modify arrangements due to COVID-19. However, this situation could change in future periods and the extent that these requests may impact our business is uncertain. We have also experienced minor disruptions in our hardware supply chain, which we have been able to address with minimal impact to our business operations to date.
We will continue to consider the potential impact of the COVID-19 pandemic on our business operations. Although no material impairment or other effects have been identified to date related to the COVID-19 pandemic, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty could affect management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.
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

Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2022 and 2021 are 52-week years ending on October 29, 2022 and October 30, 2021, respectively.
Our results of operations for the three months of fiscal 2022 and 2021 ended on January 29, 2022 and January 30, 2021, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
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
See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 for further information.
Results of Operations
Financial Performance Summary
In the first quarter of fiscal 2022 compared to the same period of fiscal 2021, our financial performance reflected the following:
•Revenues were $1,270.3 million, an increase of $299.9 million or 31%, primarily due to higher revenue resulting from growth across all product groups and geographies.
•Total cost of revenue and operating expenses were $923.2 million, an increase of $101.2 million or 12%, primarily due to increases of $75.6 million in employee-related costs resulting from headcount increases through organic growth and acquisitions and $11.7 million in restructuring charges.
•Operating income was $347.0 million, an increase of $198.7 million or 134% as revenue growth exceeded the growth of costs and expenses.
Revenue
Our revenues are generated from two business segments: the Semiconductor & System Design segment and the Software Integrity segment. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our reportable segments and revenue by geographic regions.
Further disaggregation of the revenues into various products and services within these two segments is summarized as follows:
Semiconductor & System Design Segment
This segment is comprised of the following:
•EDA software includes digital, custom and FPGA IC design software, verification products and obligations to provide unspecified updates and support services. EDA products and services are typically sold through Time-based Subscription License (TSL) arrangements that grant customers the right to access and use all of the licensed products at the outset of an arrangement and software updates are generally made available throughout the entire term of the arrangement. The duration of our TSL contracts is generally 3 years, though it may vary for specific arrangements. We have concluded that the software licenses in TSL contracts are not distinct from the obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses and support represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. We recognize revenue for the combined performance obligation under TSL contracts ratably over the term of the license.
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
Our customer arrangements can involve multiple products and various license rights, and our customers negotiate with us over many aspects of these arrangements. For example, they generally request a broader portfolio of solutions, support and services and seek more favorable terms such as expanded license usage, future purchase rights and other unique rights at an overall lower total cost. No single factor typically drives our customers’ buying decisions, and we compete on all fronts to serve customers in highly competitive markets. Customers generally negotiate the total value of the arrangement rather than just unit pricing or volumes.

Total Revenue

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$1,162.7	$878.3	$284.4	32%
Software Integrity Segment	107.6	92.0	15.6	17%
Total	$1,270.3	$970.3	$300.0	31%
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
Contracted but unsatisfied or partially unsatisfied performance obligations as of January 31, 2022 was $6.9 billion. For more information regarding our revenue as of January 31, 2022, including our contract balances as of such date, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.
The increase in total revenues for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to the continued organic growth of our business in all product groups and geographies.
For a discussion of revenue by geographic areas, see Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements.
Time-Based Products Revenue

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$707.5	$631.3	$76.2	12%
Percentage of total revenue	56%	65%

The increase in time-based products revenue for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily attributable to an increase in TSL license revenue and higher renewals from arrangements booked in prior periods.

Upfront Products Revenue

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$368.3	$174.4	$193.9	111%
Percentage of total revenue	29%	18%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to an increase in the sale of IP products and hardware products driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.

Maintenance and Service Revenue

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$65.5	$54.2	$11.3	21%
Professional services and other revenue	129.0	110.5	18.5	17%
Total	$194.5	$164.7	$29.8	18%
Percentage of total revenue	15%	17%
The increase in maintenance revenue for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to an increase in the volume of hardware and IP arrangements that include maintenance.
The increase in professional services and other revenue for the three and three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to an increase in the volume of IP consulting projects.
Cost of Revenue

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$165.4	$127.3	$38.1	30%
Cost of maintenance and service revenue	78.2	68.8	9.4	14%
Amortization of intangible assets	13.4	11.9	1.5	13%
Total	$257.0	$208.0	$49.0	24%
Percentage of total revenue	20%	21%
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
Amortization of intangible assets. Amortization of intangible assets included within cost of revenue consists of the amortization of core/developed technology and certain contract rights intangible.
The increase in cost of revenue for the three months ended January 31, 2022 compared to the same period in fiscal 2021, was primarily due to increases of $32.5 million in hardware related costs and $18.2 million in personnel-related costs as a result of headcount increases from hiring and acquisitions. These increases were partially offset by lower deferred compensation expenses of $4.3 million.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$384.0	$357.5	$26.5	7%
Percentage of total revenue	30%	37%
The increase in research and development expenses for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to higher personnel-related costs of $41.0 million from headcount increases from hiring and acquisitions as we continue to expand and enhance our product portfolio, increases of $6.1 million in consultant and contractor costs, $3.6 million in depreciation expenses, and $2.7 million in facility expenses. These increases were partially offset by lower deferred compensation expenses of $30.7 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$180.5	$170.6	$9.9	6%
Percentage of total revenue	14%	18%
The increase in sales and marketing expenses for the three ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to an increase of $15.9 million in personnel-related costs due to headcount increases from hiring and higher sales commissions, partially offset by lower deferred compensation expenses of $9.5 million.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$81.0	$77.5	$3.5	5%
Percentage of total revenue	6%	8%
The increase in general and administrative expenses for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $7.4 million in maintenance and depreciation expenses and $6.8 million in professional service costs. These increases were partially offset by lower deferred compensation expenses of $6.0 million.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.

Amortization of Intangible Assets
Amortization of intangible assets included within operating expenses consists of the amortization of trademarks, trade names and customer relationships related to acquisitions completed in prior years.

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	9.0	8.4	0.6	7%
Percentage of total revenue	1%	1%
The increase in amortization of intangible assets for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to amortization expenses related to acquired intangible assets partially offset by certain intangible assets becoming fully amortized during the three months ended January 31, 2022.
Restructuring Charges
In the third quarter of fiscal 2021, our management approved, committed and initiated a restructuring plan (the 2021 Plan) as part of a business reorganization. Total charges under the Plan were $45.2 million and consisted primarily of severance, retirement benefits under the 2021 Voluntary Retirement Program (2021 VRP), and lease abandonment costs. The 2021 Plan and VRP were completed in the first quarter of fiscal 2022.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Other Income (Expense), Net

	January 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.9	$0.3	$0.6	200%
Interest expense	(0.5)	(0.7)	0.2	(29)%
Gain (loss) on assets related to executive deferred compensation plan	(19.6)	30.9	(50.5)	(163)%
Foreign currency exchange gain (loss)	(1.0)	(0.3)	(0.7)	233%
Other, net	0.4	(1.4)	1.8	(129)%
Total	$(19.8)	$28.8	$(48.6)	(169)%
The decrease in other income (expense) for the three months ended January 31, 2022 as compared to the same period in fiscal 2021 was primarily due to the decrease in the fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, restructuring, and acquisition-related costs. See Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Semiconductor & System Design Segment

	January 31,
	2022	2021	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$447.4	$278.9	$168.5	60%
Adjusted operating margin	38%	32%	6%	19%

The increase in adjusted operating income for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to an increase in revenue from arrangements booked in prior periods.
Software Integrity Segment

	January 31,
	2022	2021	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$12.0	$7.9	$4.1	52%
Adjusted operating margin	11%	9%	2%	22%
The increase in the adjusted operating income for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate decreased in the three months ended January 31, 2022 as compared to the same period in fiscal 2021, primarily due to excess tax benefit from stock-based compensation.
See Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2022, we held $1,272.0 million in cash, cash equivalents and short-term investments. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities. We believe that the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents, invested in banks and securities with a weighted-average credit rating exceeding AA.
As of January 31, 2022, approximately $792.9 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements and capital return program over the next 12 months and beyond. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our research and development efforts. We also may invest in or acquire businesses, applications or technologies, or may further expand our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing.
During the three months ended January 31, 2022, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
The following sections discuss changes in our unaudited condensed statements of cash flows and other commitments of our liquidity and capital resources during the three months ended January 31, 2022.

Cash Flows

	Three Months Ended January 31,
	2022	2021	$ Change
	(dollars in millions)
Cash provided by operating activities	$155.7	$174.0	$(18.3)
Cash used in investing activities	(68.0)	(103.5)	35.5
Cash used in financing activities	(394.6)	(293.1)	(101.5)
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
The decrease in cash provided by operating activities for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to timing of customer billings and higher disbursements for operations, including vendor and tax payments, partially offset by higher net income.
Cash Used in Investing Activities
The decrease in cash used in investing activities for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to lower cash paid for acquisitions of $54.7 million, partially offset by higher purchases of property and equipment of $14.0 million.
Cash Used in Financing Activities
The increase in cash used in financing activities for the three months ended January 31, 2022 compared to the same period in fiscal 2021 was primarily due to higher debt repayments of $70.2 million and higher income taxes paid for net share settlements of $47.2 million.
Credit and Term Loan Facilities
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (as amended and restated, the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). On January 22, 2021, the Credit Agreement was amended (Credit Agreement) to extend the termination date of the existing $650 million senior unsecured revolving credit facility from November 28, 2021 to January 22, 2024, which may be further extended at our option. Further, the Credit Agreement was also amended to provide an uncommitted incremental loan facility of up to $150.0 million in the aggregate principal amount. Our outstanding term loan borrowings under the previous credit agreement carried over under the Credit Agreement. The outstanding term loans under the Credit Agreement continued to amortize in quarterly installments with the balance repaid in full on November 26, 2021. There was no outstanding balance under the Revolver and the Term Loan as of January 31, 2022.
In July 2018, we entered into a 12-year 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2022, we had $24.3 million outstanding under the agreement.
See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Share Repurchase Program
In December 2021, our Board approved a stock repurchase program with authorization to purchase up to $1.0 billion of our common stock.
In December 2021, we entered into an accelerated share repurchase agreement (the December 2021 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2021 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in February 2022. Total shares purchased under the December 2021 ASR were approximately 0.6 million shares, at an average purchase price of $331.09 per share.
During the three months ended January 31, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $331.37 per share for an aggregate purchase price of $50.0 million.
As of January 31, 2022, $750.0 million remained available for future repurchases under the program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Other Commitments — Credit and Term Loan Facilities, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of January 31, 2022, our exposure to market risk has not changed materially since October 31, 2021. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the SEC on December 13, 2021.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of January 31, 2022, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2022, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against our Hungarian subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. We expect to receive the Hungarian Supreme Court's written decision in the second quarter of fiscal 2022.

For further discussion of the Hungary audit, see Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”

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
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we have previously experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 pandemic, governments and businesses have taken unprecedented actions to contain the virus, including requiring social distancing, implementing travel restrictions, instituting shelter-in-place orders and various other restrictions on non-essential businesses. These restrictions have significantly curtailed global economic activity and have caused substantial volatility and disruption in global financial markets. We transitioned most of our employees in affected regions to work remotely in order to comply with applicable restrictions and government requirements, and implemented travel restrictions and other changes to our business operations. We are continuing to transition employees back into offices in select jurisdictions in conformity with local guidelines and regulations. Each office must follow physical distancing guidelines and affirmative health measures in compliance with applicable local, state and national requirements. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may further modify our business practices and real estate needs in response to the risks and negative impacts caused by the continuing COVID-19 pandemic, but we cannot be certain that these measures will continue to be successful.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy and, in some cases, the regional and national economies of areas experiencing localized surges in COVID-19 cases, continued responses by governments and businesses to COVID-19 and its variants, acceptance and effectiveness of vaccines, the ability to secure timely payment from customers, the ability to accurately estimate customer demand, reduced willingness of current and potential customers to purchase our products and services due to their own business and market uncertainties, the ability of our business partners and third-party providers to fulfill their responsibilities and commitments, the ability to secure adequate and timely supply of equipment and materials from suppliers for our hardware products, and the ability to develop and deliver our products. While our operations have experienced minor disruptions to date in connection with localized surges in cases, a continued and sustained increase in the amount of COVID-19 cases, or the emergence of additional variants, in countries or regions where we have operations could have a material adverse effect on our or our customers' businesses, operations and financial conditions. In addition, continued weak economic conditions may result in impairment in value of our tangible and intangible assets. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
Industry Risks
Uncertainty in the global economy, and its potential impact on the semiconductor and electronics industries in particular, may negatively affect our business, operating results and financial condition.
Uncertainty caused by the recent challenging global economic conditions, including due to the effects of the continuing COVID-19 pandemic, could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts. Outside of a slowdown in customer commitments in our Software Integrity segment, we have not seen evidence of impacts on customer orders from the COVID-19 pandemic to date.
We cannot predict the stability of the economy as a whole or the industries in which we operate. Economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as the result of the effects of, among other things, the COVID-19 pandemic, a sustained global semiconductor shortage, inflation, supply chain disruptions or delays, and any disruption of international trade relationships such as tariffs, export licenses or other government trade restrictions. Furthermore, China’s stated policy of becoming a global leader in the semiconductor industry may lead to increased competition and further disruption of international trade relationships, including, but not limited to, additional government trade restrictions. For more on risks related to government trade restrictions such as the United States government’s “Entity List,” see “Business Operations Risks–The global nature of our operations exposes us to increased risks and compliance obligations that may adversely affect our business.”
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
Further economic instability could also adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. Additionally, the banking and financial services industries are subject to complex laws and heavily regulated. There is uncertainty regarding how proposed, contemplated or future changes to the laws, policies and regulations governing our industry, the banking and financial services industry and the economy could affect our business, including rising interest rates. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.
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
In our Semiconductor & System Design segment, we compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Siemens EDA. We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process. Moreover, our customers internally develop design tools and capabilities that compete with our products, including internal designs that compete with our IP products. In the area of IP products, we compete against a growing number of IP providers as well as our customers’ internally developed IP.
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
•Uncertain economic, legal and political conditions in China, Europe and other regions where we do business, including, for example, changes in China-Taiwan relations and tensions between Russia, Ukraine, the United States and European countries;
•Economic recessions or uncertainty in financial markets, including the impact of inflation and rising interest rates;
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
•Additional taxes, interest and potential penalties and uncertainty around changes in tax laws of various countries; and
•Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases and pandemics, including COVID-19 and its variants.
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

For example, the United States government has placed certain entities on the Entity List, restricting the sale of U.S. technologies to the named entities. As a result of this government action, unless and until the restriction is lifted, we are not able to ship technologies subject to the U.S. Export Administration Regulations or provide support to these entities. Furthermore, any company with knowledge that a customer will use certain U.S. technologies to design or produce any item for a Huawei-affiliated company on the Entity List must obtain a license prior to any export of such technologies. The Bureau of Industry and Security (BIS) also added a military end user list, where they identified more than one hundred Chinese and Russian companies that are considered to be military end users. We believe that the restrictions imposed by the U.S. government thus far will not materially impact our business at this time, but cannot predict the impact that additional regulatory changes may have on our business in the future. Due to the nature of our business and technology, governmental authorities may inquire into transactions between us and certain foreign entities. For example, we recently received an administrative subpoena from BIS requesting production of information relating to transactions with certain Chinese entities. We believe we are in full compliance with all applicable regulations and are currently working with BIS to respond to its subpoena. However, inquiries such as this one, are subject to a number of uncertainties, and we cannot predict the outcome of this inquiry or its potential effect on our operations or financial condition.

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
Our financial results are also affected by fluctuations in foreign currency exchange rates. A weakening U.S. dollar relative to other currencies increases expenses of our foreign subsidiaries when they are translated into U.S. dollars in our consolidated statements of income. Likewise, a strengthening U.S. dollar relative to other currencies, including the renminbi or Yen, reduces revenue of our foreign subsidiaries upon translation and consolidation. Exchange rates are subject to significant and rapid fluctuations, and therefore, we cannot predict the prospective impact of exchange rate fluctuations. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations.
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
We store sensitive data, including intellectual property, our proprietary business information and that of our customers, and confidential employee information, in our data centers, on our networks or on the cloud. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. As a result of the continuing COVID-19 pandemic and shelter-in-place orders, most of our employees in affected areas are working remotely, which magnifies the importance of the integrity of our remote access security measures.
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
We also offer software security and quality testing solutions. If we fail to identify new and increasingly sophisticated methods of cyber-attacks, or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products and services may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our security testing products and services, and could result in a loss of customers or sales, or an increased cost to remedy a problem. Furthermore, our growth and recent acquisitions in the software security and quality testing space may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure. As a result, if any of the foregoing were to occur, we could experience negative publicity and our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
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
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to unfavorable credit markets, commercially unacceptable terms or other risks, which could harm our operating results. Acquisitions and strategic investments are difficult, time-consuming, and pose a number of risks, including:
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
To be successful, we must also attract and retain key employees who join us organically and through acquisitions. There are a limited number of qualified engineers and competition for these individuals and other qualified employees is intense and has increased globally, including in major markets such as Asia. Our employees are often recruited aggressively by our competitors and our customers worldwide. Any failure to recruit and retain key employees could harm our business, results of operations and financial condition, and our recruiting and retention efforts may be negatively impacted by restrictions on travel and business activity due to the COVID-19 pandemic. Additionally, efforts to recruit and retain qualified employees could be costly and negatively impact our operating expenses.
We issue equity awards from employee equity plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to its dilutive effect on stockholders. If we are unable to grant attractive equity-based packages in the future, it could limit our ability to attract and retain key employees.
From time to time, we are subject to claims that our products infringe on third-party intellectual property rights.
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
The inclusion of third-party intellectual property in our products can also subject us and our customers to infringement claims. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. Regardless of outcome, infringement claims may require us to use significant resources and may divert management’s attention from the operation of our business.
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
As of January 31, 2022, approximately 62% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense or limitations on our ability to utilize tax credits, could result in a material increase in our tax expense and impact our financial position and cash flows. For example, in response to the fiscal impact of the COVID-19 pandemic, the State of California enacted legislation on June 29, 2020 that suspends the use of certain corporate research and development tax credits for a three-year period beginning in our fiscal 2021, which resulted in an impact in our tax expense. On February 9, 2022, California Governor Newsom signed into law 2022 CA SB 113, which shortens the previously enacted suspension on the use of research and development tax credits to a two-year period covering our fiscal 2021 and 2022.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain new provisions that began to affect our income from foreign operations in the first quarter of fiscal 2019. Further, President Biden has proposed The American Jobs Act and various bills have been introduced by members of the House of Representatives and the Senate proposing changes to the corporate tax rate as well as other provisions. On October 28, 2021, the House Rules Committee introduced a revised bill (Build Back Better) which maintains the current corporate tax rate at 21%, while introducing a new corporate minimum tax of 15% of adjusted financial statement income as well as other modifications to the Tax Act. Build Back Better passed the House of Representatives and was not passed in the Senate. The state of this and other future legislation remains uncertain and, if enacted may materially affect our financial position. Accounting for certain of these provisions requires the exercise of significant judgment.

On October 8, 2021 the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework) which agreed to a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar one provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions using a revenue-based allocation key to source to the end market jurisdictions where goods or services are used or consumed. Pillar two consists of two interrelated rules referred to as Global Anti-Base Erosion Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. On December 20, 2021, the OECD released Pillar Two Model Rules which define the global minimum tax rules. The Framework calls for law enactment by OECD and G20 members in 2022 to take effect in 2023 and 2024. These changes, when enacted, by various countries in which we do business may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
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
In 2017, the HTA assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against Synopsys Hungary. Synopsys Hungary contested the assessment with the Administrative Court. As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. We expect to receive the Hungarian Supreme Court's written decision in the second quarter of fiscal 2022. For further discussion of the Hungary audit, see Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”
We maintain significant deferred tax assets related to certain tax credits. Our ability to use these credits is dependent upon having sufficient future taxable income in the relevant jurisdiction and in the case of foreign tax credits, how such credits are treated under current and potential future tax law. Changes to the Tax Act, other regulatory changes, and changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings that could materially affect our financial results.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present operational, reputational, financial, legal and other risks, any of which could have a material impact on us.
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
In December 2021, we entered into an accelerated share repurchase agreement (the December 2021 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2021 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in February 2021. Total shares purchased under the December 2021 ASR were approximately 0.6 million shares at an average purchase price of $331.09 per share.
During the three months ended January 31, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $331.37 per share for an aggregate purchase price of $50.0 million.
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2022:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
October 31, 2021 through November 4, 2021	107,701	$324.97	107,701	$110,001,339
Month #2
November 5, 2021 through January 1, 2022	453,961	$360.89	442,845	$796,168,061
Month #3
January 2, 2022 through January 29, 2022	139,773	$330.31	—	$750,000,270
Total	701,435	$349.28	550,546	$750,000,270
(1)    As of January 31, 2022, $750.0 million remained available for future repurchases under the program.
(2) Amounts are calculated based on the settlement date.
See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	Executive Incentive Plan, as amended and restated on December 3, 2021	8-K	000-19807	10.1	12/06/2021
10.2	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.3	Form of Stock Option Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: February 18, 2022	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)