Form 10-Q
period 2022-04-30
SYNOPSYS INC
filed 2022-05-20
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 18, 2022, there were 152,970,249 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2022	October 31, 2021*
ASSETS
Current assets:
Cash and cash equivalents	$1,573,620	$1,432,840
Short-term investments	146,901	147,949
Total cash, cash equivalents and short-term investments	1,720,521	1,580,789
Accounts receivable, net	722,992	568,501
Inventories	213,532	229,023
Prepaid and other current assets	417,201	430,028
Total current assets	3,074,246	2,808,341
Property and equipment, net	491,641	472,398
Operating lease right-of-use assets, net	585,108	493,251
Goodwill	3,616,133	3,575,785
Intangible assets, net	333,321	279,132
Deferred income taxes	605,785	612,655
Other long-term assets	504,147	510,698
Total assets	$9,210,381	$8,752,260
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$612,221	$741,191
Operating lease liabilities, current	55,170	79,678
Deferred revenue	1,795,267	1,517,623
Short-term debt	—	74,992
Total current liabilities	2,462,658	2,413,484
Operating lease liabilities, non-current	601,317	487,003
Long-term deferred revenue	165,911	136,303
Long-term debt	23,775	25,094
Other long-term liabilities	345,774	391,433
Total liabilities	3,599,435	3,453,317
Redeemable non-controlling interest	43,516	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,955 and 153,062 shares outstanding, respectively	1,530	1,531
Capital in excess of par value	1,517,481	1,576,363
Retained earnings	5,157,633	4,549,713
Treasury stock, at cost: 4,306 and 4,198 shares, respectively	(999,234)	(782,866)
Accumulated other comprehensive income (loss)	(113,099)	(49,604)
Total Synopsys stockholders’ equity	5,564,311	5,295,137
Non-controlling interest	3,119	3,806
Total stockholders’ equity	5,567,430	5,298,943
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$9,210,381	$8,752,260
*Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Revenue:
Time-based products	$723,821	$648,794	$1,431,304	$1,280,084
Upfront products	336,625	209,116	704,899	383,497
Maintenance and service	218,783	166,413	413,281	331,063
Total revenue	1,279,229	1,024,323	2,549,484	1,994,644
Cost of revenue:
Products	150,690	134,738	316,089	262,085
Maintenance and service	87,666	67,840	165,891	136,606
Amortization of intangible assets	14,455	11,408	27,815	23,294
Total cost of revenue	252,811	213,986	509,795	421,985
Gross margin	1,026,418	810,337	2,039,689	1,572,659
Operating expenses:
Research and development	389,964	362,345	773,935	719,813
Sales and marketing	191,573	172,754	372,083	343,382
General and administrative	73,957	72,694	154,965	150,182
Amortization of intangible assets	6,912	8,313	15,912	16,703
Restructuring charges	311	—	12,057	—
Total operating expenses	662,717	616,106	1,328,952	1,230,080
Operating income	363,701	194,231	710,737	342,579
Other income (expense), net	(23,913)	21,764	(43,706)	50,520
Income before income taxes	339,788	215,995	667,031	393,099
Provision for income taxes	45,896	21,193	59,798	36,269
Net income	$293,892	$194,802	$607,233	$356,830
Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(889)	(276)	(1,235)	(593)
Net income attributed to Synopsys	$294,781	$195,078	$608,468	$357,423

Net income per share attributed to Synopsys:
Basic	$1.93	$1.28	$3.97	$2.34
Diluted	$1.89	$1.24	$3.88	$2.27
Shares used in computing per share amounts:
Basic	153,090	152,725	153,154	152,612
Diluted	156,167	157,077	156,815	157,226
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Net income	$293,892	$194,802	$607,233	$356,830
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(39,999)	(3,171)	(40,612)	14,762
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(1,173)	—	(1,673)	—
Cash flow hedges:
Deferred gains (losses), net of tax $9,181 and $9,411, for the three and six months ended April 30, 2022, respectively, and of $438 and $(967) for each of the same periods in fiscal 2021, respectively.	(21,132)	1,214	(22,717)	5,307
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(170) and $(472), for the three and six months ended April 30, 2022, respectively, and of $1,463 and $2,348 for each of the same periods in fiscal 2021, respectively.	662	(4,623)	1,507	(7,350)
Other comprehensive income (loss), net of tax effects	(61,642)	(6,580)	(63,495)	12,719
Comprehensive income	232,250	188,222	543,738	369,549
Less: net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(889)	(276)	(1,235)	(593)
Comprehensive income attributed to Synopsys	$233,139	$188,498	$544,973	$370,142
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2022	153,256	$1,533	$1,430,226	$4,863,400	$(856,929)	$(51,457)	$5,386,773	$3,460	$5,390,233
Net income				294,781			294,781	(341)	294,440
Other comprehensive income (loss), net of tax effects						(61,642)	(61,642)		(61,642)
Purchases of treasury stock	(984)	(9)	9		(290,000)		(290,000)		(290,000)
Equity forward contract, net			40,000				40,000		40,000
Common stock issued, net of shares withheld for employee taxes	683	6	(62,815)		147,695		84,886		84,886
Stock-based compensation			110,061				110,061		110,061
Adjustments to redeemable non-controlling interest				(548)			(548)		(548)
Balance at April 30, 2022	152,955	$1,530	$1,517,481	$5,157,633	$(999,234)	$(113,099)	$5,564,311	$3,119	$5,567,430

Balance at October 31, 2021	153,062	$1,531	$1,576,363	$4,549,713	$(782,866)	$(49,604)	$5,295,137	$3,806	$5,298,943
Net income				608,468			608,468	(687)	607,781
Other comprehensive income (loss), net of tax effects						(63,495)	(63,495)		(63,495)
Purchases of treasury stock	(1,685)	(16)	16		(535,000)		(535,000)		(535,000)
Equity forward contract, net			35,000				35,000		35,000
Common stock issued, net of shares withheld for employee taxes	1,578	15	(299,730)		318,632		18,917		18,917
Stock-based compensation			205,832				205,832		205,832
Adjustments to redeemable non-controlling interest				(548)			(548)		(548)
Balance at April 30, 2022	152,955	$1,530	$1,517,481	$5,157,633	$(999,234)	$(113,099)	$5,564,311	$3,119	$5,567,430

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2021	152,364	$1,526	$1,589,175	$3,954,542	$(628,216)	$(34,775)	$4,882,252	$4,646	$4,886,898
Net income				195,078			195,078	(276)	194,802
Other comprehensive income (loss), net of tax effects						(6,580)	(6,580)		(6,580)
Purchases of treasury stock	(756)	(8)	8		(195,211)		(195,211)		(195,211)
Equity forward contract, net			50,000				50,000		50,000
Common stock issued, net of shares withheld for employee taxes	946	8	(38,968)		121,970		83,010		83,010
Stock-based compensation			79,586				79,586		79,586
Balance at April 30, 2021	152,554	$1,526	$1,679,801	$4,149,620	$(701,457)	$(41,355)	$5,088,135	$4,370	$5,092,505

Balance at October 31, 2020	152,618	$1,528	$1,653,166	$3,795,397	$(488,613)	$(54,074)	$4,907,404	$4,963	$4,912,367
Net income				357,423			357,423	(593)	356,830
Retained earnings adjustment due to adoption of ASC 326(1)				(3,200)			(3,200)		(3,200)
Other comprehensive income (loss), net of tax effects						12,719	12,719		12,719
Purchases of treasury stock	(1,593)	(16)	16		(398,082)		(398,082)		(398,082)
Common stock issued, net of shares withheld for employee taxes	1,529	14	(136,749)		185,238		48,503		48,503
Stock-based compensation			163,368				163,368		163,368
Balance at April 30, 2021	152,554	$1,526	$1,679,801	$4,149,620	$(701,457)	$(41,355)	$5,088,135	$4,370	$5,092,505
(1) At the beginning of fiscal 2021, we adopted the Accounting Standards Codification (ASC) 326, Measurement of Credit Losses on Financial Instruments, issued by the Financial Accounting Standards Board (FASB). ASC 326 replaced the incurred loss methodology with an expected loss methodology.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income attributed to Synopsys	$608,468	$357,423
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	111,962	100,066
Reduction of operating lease right-of-use assets	42,412	42,711
Amortization of capitalized costs to obtain revenue contracts	34,574	30,475
Stock-based compensation	205,832	163,368
Allowance for credit losses	(4,516)	10,051
Deferred income taxes	8,944	(16,461)
Other non-cash	6,244	(401)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(169,785)	157,637
Inventories	7,725	(38,305)
Prepaid and other current assets	(2,417)	(45,972)
Other long-term assets	(8,701)	(97,519)
Accounts payable and accrued liabilities	(181,008)	(96,798)
Operating lease liabilities	(43,963)	(41,105)
Income taxes	(34,246)	(8,386)
Deferred revenue	324,176	183,512
Net cash provided by operating activities	905,701	700,296
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	43,653	—
Purchases of short-term investments	(45,158)	—
Proceeds from sales of long-term investments	582	—
Purchases of long-term investments	(7,000)	—
Purchases of property and equipment	(67,367)	(44,060)
Cash paid for acquisitions, net of cash acquired	(109,060)	(74,626)
Capitalization of software development costs	(1,065)	(1,264)
Other	(600)	(800)
Net cash used in investing activities	(186,015)	(120,750)
Cash flows from financing activities:
Repayment of debt	(75,938)	(13,194)
Issuances of common stock	120,710	103,203
Payments for taxes related to net share settlement of equity awards	(101,126)	(54,664)
Purchases of treasury stock	(500,000)	(398,082)
Other	(2,709)	(1,000)
Net cash used in financing activities	(559,063)	(363,737)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,955)	6,457
Net change in cash, cash equivalents and restricted cash	140,668	222,266
Cash, cash equivalents and restricted cash, beginning of year	1,435,183	1,237,970
Cash, cash equivalents and restricted cash, end of period	$1,575,851	$1,460,236
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (Synopsys, we, our or us) provides products and services used across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their code.
We are a global leader in electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. We also provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Semiconductor & System Design segment.
We are also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of our Software Integrity segment.
Note 2. Summary of Significant Accounting Policies
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheets, results of operations, comprehensive income, stockholders’ equity and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 as filed with the SEC on December 13, 2021 (our Annual Report).
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
Significant Accounting Policies. There have been no material changes to our significant accounting policies included in our Annual Report, other than our accounting policy for redeemable non-controlling interest.
Redeemable Non-controlling Interest. Non-controlling interest that is not solely redeemable within our control is reported as the temporary equity in our unaudited condensed consolidated balance sheets. The carrying value of the redeemable non-controlling interest equals the redemption value at the end of each reporting period, after giving effect to the change from the net income (loss) attributable to the redeemable non-controlling interest. We adjust the redemption value of the non-controlling interest on a quarterly basis and changes in the estimated redemption value are recorded with corresponding adjustments against retained earnings.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. We early adopted the standard in the second quarter of fiscal 2022 and the adoption had no material retrospective impact on our unaudited condensed consolidated financial statements for acquisitions completed in fiscal 2022. Any future impact will be dependent on the facts and circumstances of future acquisitions.
We continue to monitor new accounting pronouncements issued by FASB and do not believe any accounting pronouncements issued through the date of this Quarterly Report on Form 10-Q will have a material impact on our unaudited condensed consolidated financial statements.
Note 3. Revenue
Disaggregated Revenue
The following table showed the percentage of revenue by product groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
EDA	50.2%	57.4%	50.0%	56.3%
IP & System Integration	40.7%	33.1%	41.1%	34.0%
Software Integrity Products & Services	8.8%	9.2%	8.6%	9.3%
Other	0.3%	0.3%	0.3%	0.4%
Total	100.0%	100.0%	100.0%	100.0%
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
Contract balances were as follows:

	As of
	April 30, 2022	October 31, 2021
	(in thousands)
Contract assets, net	$235,705	$284,574
Unbilled receivables	$38,022	$35,589
Deferred revenue	$1,961,178	$1,653,926
During the three and six months ended April 30, 2022, we recognized revenue of $327.5 million and $937.0 million, respectively, that was included in the deferred revenue balance as of October 31, 2021.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $7.3 billion as of April 30, 2022, which includes $1.0 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 41% of the contracted but unsatisfied or partially unsatisfied performance obligations as of April 30, 2022, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.

During the three and six months ended April 30, 2022, we recognized $37.7 million and $69.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and six months ended April 30, 2021, we recognized $34.5 million and $60.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of April 30, 2022 were $107.4 million and included in other long-term assets in our unaudited condensed consolidated balance sheets. Amortization of these assets was $17.8 million and $34.6 million during the three and six months ended April 30, 2022, respectively, and included in sales and marketing expense in our unaudited condensed consolidated statements of income. Amortization of these assets was $15.5 million and $30.5 million during the three and six months ended April 30, 2021, respectively, and included in sales and marketing expense in our unaudited condensed consolidated statements of income.
Note 4. Business Combinations
During the three months ended January 31, 2022, we completed an acquisition for purchase consideration of $20.0 million, net of cash acquired. The preliminary purchase price allocations were $4.3 million of identifiable intangible assets and $15.7 million of goodwill, which were attributable to the Semiconductor & System Design reporting segment. There was no tax deductible goodwill related to the acquisition.
Acquisition of Equity Interest in OpenLight Photonics, Inc. (OpenLight)
During the three months ended April 30, 2022, we acquired 75% equity interest in OpenLight for $90.0 million in cash consideration. The remaining 25% equity interest in OpenLight is held by Juniper Networks, Inc. (the Minority Investor) from their contribution of IP and certain tangible assets.
The preliminary purchase price allocations were $94.0 million of identifiable intangible assets and $45.1 million of goodwill, which were attributable to the Semiconductor & System Design reporting segment. The goodwill was mainly attributable to the assembled workforce and planned growth in new markets. There was no tax deductible goodwill related to the acquisition.
The agreement with the Minority Investor contains redemption features whereby the interest held by the Minority Investor is redeemable either (i) at the option of the Minority Investor on or after the third anniversary of the acquisition or sooner in certain circumstances or (ii) at our option beginning on the third anniversary of the acquisition. This option is exercisable at the greater of fair value at the time of redemption or $30.0 million and was valued at $10.1 million, resulting in a total consideration of $100.1 million.
As of April 30, 2022, the carrying amount of the redeemable non-controlling interest was recorded at its estimated fair value of $43.5 million in the unaudited condensed consolidated balance sheet.
We have included the financial results of these acquisitions in our unaudited condensed consolidated financial statements from the date of acquisition. We do not consider these acquisitions to be material, individually or in the aggregate, to our unaudited condensed consolidated financial statements.
Preliminary Fair Value Estimates
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
Acquisition-Related Transaction Costs
Transaction costs were $4.0 million and $6.1 million during the three and six months ended April 30, 2022, respectively. Transaction costs were $2.3 million and $5.9 million during the three and six months ended April 30, 2021, respectively. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred in our unaudited condensed consolidated statements of income.
Note 5. Goodwill and Intangible Assets
Goodwill

The changes in the carrying amount of goodwill during the six months ended April 30, 2022 were as follows:

(in thousands)
Balance at October 31, 2021	$3,575,785
Additions	60,797
Adjustments	1,285
Effect of foreign currency translation	(21,734)
Balance at April 30, 2022	$3,616,133
During the six months ended April 30, 2022, we finalized certain estimates impacting total purchase consideration for certain acquisitions and recorded the resulting measurement period adjustments which increased goodwill.
Intangible Assets
Intangible assets as of April 30, 2022 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,010,204	$775,334	$234,870
Customer relationships	404,083	322,380	81,703
Contract rights intangible	192,061	188,429	3,632
Trademarks and trade names	43,095	32,355	10,740
Capitalized software development costs	47,162	44,786	2,376
Total	$1,696,605	$1,363,284	$333,321
Intangible assets as of October 31, 2021 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$911,903	$748,759	$163,144
Customer relationships	404,571	308,355	96,216
Contract rights intangible	193,317	188,231	5,086
Trademarks and trade names	43,095	31,155	11,940
Capitalized software development costs	46,098	43,352	2,746
Total	$1,598,984	$1,319,852	$279,132
Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Core/developed technology	$13,728	$10,969	$26,576	$21,986
Customer relationships	6,312	7,703	14,497	15,482
Contract rights intangible	727	439	1,454	1,309
Trademarks and trade names	600	610	1,200	1,220
Capitalized software development costs(1)	681	1,072	1,433	2,110
Total	$22,048	$20,793	$45,160	$42,107
(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of income.

The following table presented the estimated future amortization of intangible assets as of April 30, 2022:

Fiscal year	(in thousands)
Remainder of fiscal 2022	$46,929
2023	80,803
2024	69,626
2025	53,319
2026	40,895
2027 and thereafter	41,749
Total	$333,321
Note 6. Balance Sheets Components

	As of
	April 30, 2022	October 31, 2021
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$297,706	$343,820
Capitalized commission, net	107,424	92,249
Other long-term assets	99,017	74,629
Total	$504,147	$510,698
Accounts payable and accrued liabilities:
Payroll and related benefits	$394,306	$581,687
Other accrued liabilities	143,444	132,091
Accounts payable	74,471	27,413
Total	$612,221	$741,191
Other long-term liabilities:
Deferred compensation plan liabilities	$297,703	$343,820
Other long-term liabilities	48,071	47,613
Total	$345,774	$391,433

Note 7. Financial Assets and Liabilities
Short-term investments. Gross unrealized gains and losses on our available-for-sale debt securities as of April 30, 2022 were not significant. The stated maturities of our available-for-sale debt securities as of April 30, 2022 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$60,841	$60,380
1-5 years	81,611	80,291
5-10 years	4,570	4,505
>10 years	1,798	1,725
Total	$148,820	$146,901

As of April 30, 2022, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$127,321	$—	$—	$—	$127,321
Total:	$127,321	$—	$—	$—	$127,321
Short-term investments:
U.S. government agency & T-bills	$14,840	$—	$(81)	$—	$14,759
Municipal bonds	3,105	—	(79)	—	3,026
Corporate debt securities	101,504	—	(1,414)	—	100,090
Asset-backed securities	29,371	—	(345)	—	29,026
Total:	$148,820	$—	$(1,919)	$—	$146,901
(1)See Note 8. Fair Value Measurements for further discussion on fair values of cash equivalents and short-term investments.
As of October 31, 2021, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$172,934	$—	$—	$—	$172,934
Total:	$172,934	$—	$—	$—	$172,934
Short-term investments:
U.S. government agency & T-bills	$6,447	$—	$(5)	$—	$6,442
Municipal bonds	4,588	—	(12)	—	4,576
Corporate debt securities	103,615	7	(170)	—	103,452
Asset-backed securities	33,545	6	(72)	—	33,479
Total:	$148,195	$13	$(259)	$—	$147,949
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
The following table provided a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	April 30, 2022	October 31, 2021
	(in thousands)
Cash and cash equivalents	$1,573,620	$1,432,840
Restricted cash included in prepaid and other current assets	1,517	1,560
Restricted cash included in other long-term assets	714	783
Total cash, cash equivalents and restricted cash	$1,575,851	$1,435,183

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There were no impairments of non-marketable equity securities during the three and six months ended April 30, 2022. There were no impairments of non-marketable equity securities during the three and six months ended April 30, 2021.
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
The duration of forward contracts ranges from approximately one month to 25 months, the majority of which are short-term. We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with high credit quality financial institutions that are rated "A" or above and to date have not experienced nonperformance by counterparties. In addition, we mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipate continued performance by all counterparties to such agreements.
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 25 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to our foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of income within the next 12 months.
We did not record any gains or losses related to discontinuation of cash flow hedges during the six months ended April 30, 2022 and 2021.
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

The effects of the non-designated derivative instruments on our unaudited condensed consolidated statements of income were summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(5,707)	$1,128	$(5,261)	$2,257
The notional amounts in the table below for derivative instruments provided one measure of the transaction volume outstanding:

	As of
	April 30, 2022	October 31, 2021
	(in thousands)
Total gross notional amounts	$1,290,445	$1,176,152
Net fair value	$6,580	$13,404
Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following table represented the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at April 30, 2022
Other current assets	$19,546	$2,454
Accrued liabilities	$15,289	$131
Balance at October 31, 2021
Other current assets	$15,455	$17
Accrued liabilities	$2,027	$42

The following table represented the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the unaudited condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2022
Foreign exchange contracts	Revenue	$(7,008)	Revenue	$229
Foreign exchange contracts	Operating expenses	(14,124)	Operating expenses	(891)
Total		$(21,132)		$(662)
Three months ended April 30, 2021
Foreign exchange contracts	Revenue	$1,804	Revenue	$921
Foreign exchange contracts	Operating expenses	(590)	Operating expenses	3,702
Total		$1,214		$4,623
Six months ended April 30, 2022
Foreign exchange contracts	Revenue	$(7,825)	Revenue	$(342)
Foreign exchange contracts	Operating expenses	(14,892)	Operating expenses	(1,165)
Total		$(22,717)		$(1,507)
Six months ended April 30, 2021
Foreign exchange contracts	Revenue	$1,641	Revenue	$1,034
Foreign exchange contracts	Operating expenses	3,666	Operating expenses	6,316
Total		$5,307		$7,350

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were summarized below as of April 30, 2022:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$127,321	127,321
Short-term investments:
U.S. government agency & T-bills	14,759		14,759
Municipal bonds	3,026		3,026
Corporate debt securities	100,090		100,090
Asset-backed securities	29,026		29,026
Prepaid and other current assets:
Foreign currency derivative contracts	22,000		22,000
Other long-term assets:
Deferred compensation plan assets	297,706	297,706
Total assets	$593,928	$425,027	$168,901	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$15,420		$15,420
Other long-term liabilities:
Deferred compensation plan liabilities	297,703	297,703
Total liabilities	$313,123	$297,703	$15,420	$—

Assets and liabilities measured at fair value on a recurring basis were summarized below as of October 31, 2021:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$172,934	$172,934
Short-term investments:
U.S. government agency & T-bills	6,442		6,442
Municipal bonds	4,576		4,576
Corporate debt securities	103,452		103,452
Asset-backed securities	33,479		33,479
Prepaid and other current assets:
Foreign currency derivative contracts	15,472		15,472
Other long-term assets:
Deferred compensation plan assets	343,820	343,820
Total assets	$680,175	$516,754	$163,421	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,068		$2,068
Other long-term liabilities:
Deferred compensation plan liabilities	343,820	343,820
Total liabilities	$345,888	$343,820	$2,068	$—
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
The 2021 Plan was substantially completed in the first quarter of fiscal 2022 and the total charges under the 2021 Plan were $45.5 million. During the three months ended April 30, 2022, we made payments of $21.0 million under the 2021 Plan. As of April 30, 2022, the outstanding restructuring related liabilities were immaterial and recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.
Note 10. Credit and Term Loan Facilities
On January 22, 2021, we entered into a Fourth Extension and Amendment Agreement (the Fourth Amendment), which amended and restated our previous credit agreement, dated as of November 28, 2016 (as amended and restated, the Credit Agreement). Our outstanding borrowings under the previous credit agreement, which as of January 22, 2021 consisted of term loans in the aggregate principal amount of $97.5 million, were carried over under the Credit Agreement and fully repaid on November 26, 2021.
The Fourth Amendment extended the termination date of the existing $650.0 million senior unsecured revolving credit facility (the Revolver) from November 28, 2021 to January 22, 2024, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental loan facility of up to $150 million in the aggregate principal amount. The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, as well as other non-financial covenants. As of April 30, 2022, we were in compliance with all financial covenants.

There was no outstanding balance under the Revolver as of April 30, 2022 and October 31, 2021. We expect our borrowings, if any, under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2022, Revolver bore interest at LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of April 30, 2022, we had $23.8 million outstanding balance under the agreement.
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
The components of our lease expense during the period presented were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense (1)	$22,159	$23,349	$44,191	$46,975
Variable lease expense (2)	2,870	1,842	4,993	3,177
Total lease expense	$25,029	$25,191	$49,184	$50,152
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented was as follows:

	Six Months Ended April 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$41,871	$42,603
ROU assets obtained in exchange for operating lease liabilities	$138,612	$81,407
Lease term and discount rate information related to our operating leases as of the end of the period presented were as follows:

	As of
	April 30, 2022	October 31, 2021
Weighted-average remaining lease term (in years)	9.45	8.00
Weighted-average discount rate	2.16%	2.01%

The following represented the maturities of our future lease payments due under operating leases as of April 30, 2022:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2022	$22,022
2023	85,758
2024	89,313
2025	78,290
2026	68,814
Thereafter	394,923
Total future minimum lease payments	739,120
Less: Imputed interest	82,633
Total lease liabilities	$656,487
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of April 30, 2022 were as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2022	$8,527
2023	16,240
2024	24,591
2025	24,479
2026	25,333
Thereafter	110,189
Total	$209,359

Note 12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	April 30, 2022	October 31, 2021
	(in thousands)
Cumulative currency translation adjustments	$(88,659)	$(48,047)
Unrealized gains (losses) on derivative instruments, net of taxes	(22,521)	(1,311)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,919)	(246)
Total	$(113,099)	$(49,604)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statements of income:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$229	$921	$(342)	$1,034
Operating expenses	(891)	3,702	(1,165)	6,316
Total	$(662)	$4,623	$(1,507)	$7,350

Note 13. Stock Repurchase Program
Our Board of Directors (the Board) approved a stock repurchase program (the Program) with authorization to purchase up to $1.0 billion of our common stock in December 2021. As of April 30, 2022, $500.0 million remained available for future repurchases under the Program.
In February 2022, we entered into an accelerated stock repurchase agreement (the February 2022 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the February 2022 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in April 2022. Total shares purchased under the February 2022 ASR were approximately 0.7 million shares, at an average purchase price of $305.36 per share.
During the three months ended April 30, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $298.29 per share for an aggregate purchase price of $50.0 million.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022(1)	2021(2)	2022	2021
	(in thousands)
Total shares repurchased	984	756	1,685	1,593
Total cost of the repurchased shares	$290,000	$195,211	$535,000	$398,082
Reissuance of treasury stock	683	946	1,578	1,529
(1) Included the 161,215 shares and $40.0 million equity forward contract from the December 2021 ASR settled in February 2022.
(2) Included the 166,726 shares and $50.0 million equity forward contract from the December 2020 ASR settled in March 2021.

Note 14. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of income for our stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Cost of products	$13,078	$9,304	$24,285	$18,656
Cost of maintenance and service	5,893	3,411	10,476	6,746
Research and development expense	58,109	40,507	107,649	81,801
Sales and marketing expense	19,291	14,551	37,092	29,710
General and administrative expense	13,690	11,813	26,330	26,455
Stock-based compensation expense before taxes(1)	110,061	79,586	205,832	163,368
Income tax benefit	(17,852)	(12,407)	(33,386)	(25,469)
Stock-based compensation expense after taxes	$92,209	$67,179	$172,446	$137,899
(1) During the three and six months ended April 30, 2022, we recognized stock-based compensation expense relating to restricted stock units (RSUs), granted to senior executives in February 2022 with certain market, performance and service conditions (market-based RSUs). Under the award agreements, the vesting of the market-based RSUs is contingent on achieving total stockholder return (TSR) relative to a peer index as well as revenue growth metrics. The performance period during which the achievement goals will be measured is fiscal 2022 and fiscal 2023. The maximum potential awards that may be earned are 187.5% of the target number of the initial awards. The awards will vest in equal increments in December 2023 and December 2024 if the TSR target, revenue growth metrics, and service conditions are achieved. The grant date fair value for the market-based RSUs of $280.82 was determined using a Monte Carlo simulation model with the following assumptions: expected volatility of 33.01%, risk-free interest rate of 1.33% and an expected term of 1.69 years.
As of April 30, 2022, we had $937.6 million of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years. As of April 30, 2022, we had $76.3 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan (ESPP), which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Intrinsic value of awards exercised	$46,464	$71,680	$159,389	$112,204

Note 15. Net Income Per Share
We compute basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding such as stock options and unvested RSUs and awards during the period using the treasury stock method.

The table below reconciled the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$294,781	$195,078	$608,468	$357,423
Denominator:
Weighted average common shares for basic net income per share	153,090	152,725	153,154	152,612
Dilutive effect of common share equivalents	3,077	4,352	3,661	4,614
Weighted average common shares for diluted net income per share	156,167	157,077	156,815	157,226
Net income per share attributed to Synopsys:
Basic	$1.93	$1.28	$3.97	$2.34
Diluted	$1.89	$1.24	$3.88	$2.27
Anti-dilutive employee stock-based awards excluded	1,259	466	986	415
Note 16. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Makers (CODMs) in deciding how to allocate resources and in assessing performance. The CODMs were our two Co-Chief Executive Officers. One of our Co-Chief Executive Officers transitioned out of this role effective May 1, 2022. Starting with the third quarter of fiscal 2022, our CODM will be our Chief Executive Officer.
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

Information by reportable segment was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Total Segments:
Revenue	$1,279,229	$1,024,323	$2,549,484	$1,994,644
Adjusted operating income	470,153	317,240	929,544	604,060
Adjusted operating margin	37%	31%	36%	30%
Semiconductor & System Design:
Revenue	$1,166,377	$930,427	$2,329,071	$1,808,795
Adjusted operating income	457,128	308,816	904,520	587,692
Adjusted operating margin	39%	33%	39%	32%
Software Integrity:
Revenue	$112,852	$93,896	$220,413	$185,849
Adjusted operating income	13,025	8,424	25,024	16,368
Adjusted operating margin	12%	9%	11%	9%
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Total segment adjusted operating income	$470,153	$317,240	$929,544	$604,060
Reconciling items:
Amortization of intangible assets	(21,367)	(19,721)	(43,727)	(39,997)
Stock-based compensation expense	(110,061)	(79,586)	(205,832)	(163,368)
Other	24,976	(23,702)	30,752	(58,116)
Total operating income	$363,701	$194,231	$710,737	$342,579
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
In allocating revenue to particular geographic areas, the CODMs consider where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
United States	$577,881	$471,716	$1,188,215	$940,418
Europe	116,191	106,160	248,908	211,335
China	215,563	125,519	428,386	241,287
Korea	119,210	105,388	233,564	203,642
Other	250,384	215,540	450,411	397,962
Consolidated	$1,279,229	$1,024,323	$2,549,484	$1,994,644
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our methodology.

Note 17. Other Income (Expense), Net
The following table presented the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Interest income	$1,283	$447	$2,141	$756
Interest expense	(400)	(807)	(900)	(1,545)
Gains (losses) on assets related to deferred compensation plan	(29,310)	21,358	(48,909)	52,224
Foreign currency exchange gains (losses)	4,852	2,842	3,828	2,527
Other, net	(338)	(2,076)	134	(3,442)
Total	$(23,913)	$21,764	$(43,706)	$50,520
Note 18. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presented the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Income before income taxes	$339,788	$215,995	$667,031	$393,099
Provision for income taxes	$45,896	$21,193	$59,798	$36,269
Effective tax rate	13.5%	9.8%	9.0%	9.2%
Our effective tax rate for the six months ended April 30, 2022 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
Our effective tax rate increased in the three months ended April 30, 2022 as compared to the same period in fiscal 2021, primarily due to less excess tax benefits from stock-based compensation. Our effective tax rate for the six months ended April 30, 2022 is consistent with the same period in fiscal 2021.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $40 million.
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against

Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. On March 10, 2022, we received the written opinion from the Hungarian Supreme Court and submitted a brief with the Hungarian Administrative Court on May 4, 2022. Our next hearing with the Administrative Court is scheduled for June 30, 2022.
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
Legal Settlement
There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since our Annual Report. See Note 9. Contingencies of the Annual Report for further information.
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
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A. Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products and technology; business and market outlook, opportunities and strategies; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and stock repurchases; the expected impact of U.S. and foreign government actions and regulatory changes on our financial results; and the continued impact of the COVID-19 pandemic. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys, Inc. (Synopsys, we, our or us) or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as filed with the SEC on December 13, 2021 (our Annual Report).
Overview
Business Summary
Synopsys provides products and services used across the entire Silicon to Software spectrum, from engineers creating advanced semiconductors to product teams developing advanced electronic systems to software developers seeking to ensure the security and quality of their code. We are a global leader in electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. We provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Semiconductor & System Design segment.
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
COVID-19 Pandemic and Other Trends
While the COVID-19 pandemic has changed the physical working environment of the majority of our workforce to working from home, it otherwise caused only minor disruptions to our business operations with a limited impact on our operating results thus far. Given the unpredictable nature of the COVID-19 pandemic’s impact on the global economy, our historical results may not be an indication of future performance. The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy generally and the semiconductor and electronics industries specifically, continued responses by governments and businesses to COVID-19 and its variants, and acceptance and effectiveness of vaccines. We have not identified trends that we expect will materially impact our future operating results at this time. As we generally recognize our revenue for software licenses over the arrangement period, any potential impact related to COVID-19 may be delayed.
We have not observed material changes in the design activity of customers. We have not received any significant requests from our customers to either delay payments or modify arrangements due to COVID-19. However, this situation could change in future periods and the extent that these requests may impact our business is uncertain. We have also experienced minor disruptions in our hardware supply chain, including those related to the global semiconductor shortage. These minor disruptions have had an immaterial effect on certain hardware components in our IP business, which we have been able to address with minimal impact to our business operations to date. We are actively monitoring the effects these disruptions could have on the semiconductor and electronics industries as a whole.
We will continue to consider the potential impact of the COVID-19 pandemic and global semiconductor shortage on our business operations. Although no material impairment or other effects have been identified to date related to the COVID-19 pandemic and global semiconductor shortage, there is substantial uncertainty in the nature and degree of their continued effects over time. That uncertainty could affect management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.
See Part II, Item 1A, Risk Factors for further discussion of the possible impact of the COVID-19 pandemic and global semiconductor shortage on our business, operations and financial condition.
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
Our results of operations for the three and six months of fiscal 2022 and 2021 ended on April 30, 2022 and May 1, 2021, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.

Russia-Ukraine Conflict

Due to the ongoing conflict between Russia and Ukraine and the related sanctions and other penalties imposed on Russia and Belarus by the United States, the European Union, the United Kingdom and other countries, we suspended all Synopsys business operations in Russia commencing in the second quarter of fiscal 2022. We do not have operations or employees in Ukraine. The suspension of our business operations in Russia has not had a material impact on our business, financial condition, or results of operations as our operations in Russia and our sales to customers in Russia and Belarus do not constitute a material portion of our business. Further, unless and until the U.S government lifts its sanctions on Russia and Belarus, restricting the export of a broad range of U.S. technologies to those countries, we are not able to ship such technologies or provide support to anyone in Russia or Belarus. We will continue to monitor the Russia-Ukraine conflict and the potential impact it could have on our business, employees and our ability to sell our products and services to our customers. See Part II, Item 1A, Risk Factors for further discussion of the possible impact of the Russia-Ukraine Conflict on our business, operations and financial condition.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial results under Results of Operations below are based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on our significant accounting policies.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:
•Revenue recognition;
•Valuation of business combinations; and
•Income taxes.
See Critical Accounting Policies and Estimates in our Annual Report for further information.
Results of Operations
Financial Performance Summary
In the second quarter of fiscal 2022 compared to the same period of fiscal 2021, our financial performance reflected the following:
•Revenues were $1,279.2 million, an increase of $254.9 million or approximately 25%, primarily due to higher revenue resulting from growth across all product groups and geographies.

•Total cost of revenue and operating expenses were $915.5 million, an increase of $85.4 million or 10%, primarily due to increases of $118.3 million in employee-related costs resulting from headcount increases through organic growth and acquisitions.
•Operating income was $363.7 million, an increase of $169.5 million or 87% as revenue growth exceeded the growth of costs and expenses.
Revenue
Our revenues are generated from two business segments: the Semiconductor & System Design segment and the Software Integrity segment. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information about our reportable segments and revenue by geographic regions.
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
Total Revenue

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$1,166.4	$930.4	$236.0	25%
Software Integrity Segment	112.9	93.9	19.0	20%
Total	$1,279.2	$1,024.3	$255.0	25%
Six months ended
Semiconductor & System Design Segment	$2,329.1	$1,808.8	$520.3	29%
Software Integrity Segment	220.4	185.8	34.6	19%
Total	$2,549.5	$1,994.6	$554.9	28%
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
Contracted but unsatisfied or partially unsatisfied performance obligations as of April 30, 2022 were $7.3 billion. For more information regarding our revenue as of April 30, 2022, including our contract balances as of such date, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.
The increase in total revenues for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily due to the continued organic growth of our business in all product groups and geographies.
For a discussion of revenue by geographic areas, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Time-Based Products Revenue

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$723.8	$648.8	$75.0	12%
Percentage of total revenue	57%	63%
Six months ended	$1,431.3	$1,280.1	$151.2	12%
Percentage of total revenue	56%	64%

The increase in time-based products revenue for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily attributable to an increase in TSL license revenue and higher renewals from arrangements booked in prior periods.

Upfront Products Revenue

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$336.6	$209.1	$127.5	61%
Percentage of total revenue	26%	20%
Six months ended	$704.9	$383.5	$321.4	84%
Percentage of total revenue	28%	19%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in the sale of IP products and hardware products driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$72.6	$57.4	$15.2	26%
Professional services and other revenue	146.2	109.0	37.2	34%
Total	$218.8	$166.4	$52.4	31%
Percentage of total revenue	17%	17%
Six months ended
Maintenance revenue	$138.1	$111.6	$26.5	24%
Professional services and other revenue	275.2	219.5	55.7	25%
Total maintenance and service revenue	$413.3	$331.1	$82.2	25%
Percentage of total revenue	16%	17%
The increase in maintenance revenue for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in the volume of hardware and IP arrangements that include maintenance.

The increase in professional services and other revenue for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in the volume of IP consulting projects.
Cost of Revenue

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$150.7	$134.7	$16.0	12%
Cost of maintenance and service revenue	87.7	67.8	19.9	29%
Amortization of intangible assets	14.4	11.4	3.0	26%
Total	$252.8	$213.9	$38.9	18%
Percentage of total revenue	20%	21%
Six months ended
Cost of products revenue	$316.1	$262.1	$54.0	21%
Cost of maintenance and service revenue	165.9	136.6	29.3	21%
Amortization of intangible assets	27.8	23.3	4.5	19%
Total	$509.8	$422.0	$87.8	21%
Percentage of total revenue	20%	21%
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
The increase in cost of revenue for the three months ended April 30, 2022 compared to the same period in fiscal 2021, was primarily due to increases of $29.2 million in personnel-related costs as a result of headcount increases from hiring and acquisitions, $4.2 million in costs to fulfill IP consulting arrangements, and $2.6 million in hardware-related costs. These increases were partially offset by a decrease of $4.0 million in the fair value of our executive deferred compensation plan assets.
The increase in cost of revenue for the six months ended April 30, 2022 compared to the same period in fiscal 2021, was primarily due to increases of $47.4 million in personnel-related costs as a result of headcount increases from hiring and acquisitions, $35.2 million in hardware-related costs, and $2.4 million in costs to fulfill IP consulting arrangements. These increases were partially offset by a decrease of $8.3 million in the fair value of our executive deferred compensation plan assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$390.0	$362.3	$27.7	8%
Percentage of total revenue	30%	35%
Six months ended	$773.9	$719.8	$54.1	8%
Percentage of total revenue	30%	36%
The increase in research and development expenses for the three months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to higher personnel-related costs of $57.2 million as a result of headcount increases from hiring and acquisitions as we continue to expand and enhance our product portfolio. These increases were partially offset by a decrease of $31.4 million in the fair value of our executive deferred compensation plan assets.
The increase in research and development expenses for the six months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to higher personnel-related costs of $98.2 million as a result of headcount increases from hiring and acquisitions as we continue to expand and enhance our product portfolio, increases of $8.0 million in consultant and contractor costs, and $4.1 million in facility expenses. These increases were partially offset by a decrease of $62.0 million in the fair value of our executive deferred compensation plan assets.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$191.6	$172.8	$18.8	11%
Percentage of total revenue	15%	17%
Six months ended	$372.1	$343.4	$28.7	8%
Percentage of total revenue	15%	17%
The increase in sales and marketing expenses for the three months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $23.2 million in personnel-related costs due to headcount increases from hiring and higher sales commissions and $2.5 million in travel and marketing expenses, partially offset by a decrease of $8.9 million in the fair value of our executive deferred compensation plan assets.
The increase in sales and marketing expenses for the six months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $39.1 million in personnel-related costs due to headcount increases from hiring and higher sales commissions and $3.7 million in travel and marketing expenses, partially offset by a decrease of $18.4 million in the fair value of our executive deferred compensation plan assets.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$74.0	$72.7	$1.3	2%
Percentage of total revenue	6%	7%
Six months ended	$155.0	$150.2	$4.8	3%
Percentage of total revenue	6%	8%
The increase in general and administrative expenses for the three months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $8.7 million in personnel-related costs due to headcount increases from hiring, $7.5 million in legal and other consulting costs, and $4.3 million in maintenance and depreciation expenses. These increases were partially offset by bad debt recoveries of $15.9 million and a decrease of $6.2 million in the fair value of our executive deferred compensation plan assets.
The increase in general and administrative expenses for the six months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $14.2 million in legal and other consulting costs, $11.7 million in maintenance and depreciation expenses, and $9.2 million in personnel-related costs due to headcount increases from hiring. These increases were partially offset by bad debt recoveries of $15.9 million and a decrease of $12.2 million in the fair value of our executive deferred compensation plan assets.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets
Amortization of intangible assets included within operating expenses consists of the amortization of trademarks, trade names and customer relationships related to acquisitions completed in prior years.

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	6.9	8.3	(1.4)	(17)%
Percentage of total revenue	1%	1%
Six months ended	15.9	16.7	(0.8)	(5)%
Percentage of total revenue	1%	1%
The decrease in amortization of intangible assets for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily due to certain intangible assets becoming fully amortized, partially offset by amortization expenses related to acquired intangible assets during the three and six months ended April 30, 2022.
Restructuring Charges
In the third quarter of fiscal 2021, our management approved, committed and initiated a restructuring plan (the 2021 Plan) as part of a business reorganization. Total charges under the Plan consisting primarily of severance, retirement benefits, and lease abandonment costs, were $45.5 million, of which $12.1 million was incurred during the six months ended April 30, 2022. The 2021 Plan was substantially completed in the first quarter of fiscal 2022.
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), Net

	April 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.3	$0.4	$0.9	225%
Interest expense	(0.4)	(0.8)	0.4	(50)%
Gains (losses) on assets related to executive deferred compensation plan	(29.3)	21.4	(50.7)	(237)%
Foreign currency exchange gains (losses)	4.9	2.8	2.1	75%
Other, net	(0.4)	(2.0)	1.6	(80)%
Total	$(23.9)	$21.8	$(45.7)	(210)%
Six months ended
Interest income	$2.1	$0.8	$1.3	163%
Interest expense	(0.9)	(1.5)	0.6	(40)%
Gains (losses) on assets related to executive deferred compensation plan	(48.9)	52.2	(101.1)	(194)%
Foreign currency exchange gains (losses)	3.8	2.5	1.3	52%
Other, net	0.2	(3.5)	3.7	(106)%
Total	$(43.7)	$50.5	$(94.2)	(187)%
The decrease in other income (expense) for the three and six months ended April 30, 2022 as compared to the same periods in fiscal 2021 was primarily due to the decrease in the fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, restructuring, and acquisition-related costs. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Semiconductor & System Design Segment

	April 30,
	2022	2021	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$457.1	$308.8	$148.3	48%
Adjusted operating margin	39%	33%	6%	18%
Six months ended
Adjusted operating income	$904.5	$587.7	$316.8	54%
Adjusted operating margin	39%	32%	7%	22%
The increase in adjusted operating income for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in revenue from arrangements booked in prior periods.

Software Integrity Segment

	April 30,
	2022	2021	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$13.0	$8.4	$4.6	55%
Adjusted operating margin	12%	9%	3%	33%
Six months ended
Adjusted operating income	$25.0	$16.4	$8.6	52%
Adjusted operating margin	11%	9%	2%	22%
The increase in the adjusted operating income for the three and six months ended April 30, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate increased in the three months ended April 30, 2022 as compared to the same period in fiscal 2021, primarily due to less excess tax benefit from stock-based compensation. Our effective tax rate for the six months ended April 30, 2022 is consistent with the same period in fiscal 2021.
See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2022, we held $1,720.5 million in cash, cash equivalents and short-term investments. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities. We believe that the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents, invested in banks and securities with a weighted-average credit rating exceeding AA.
As of April 30, 2022, approximately $758.8 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
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
During the six months ended April 30, 2022, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
The following sections discuss changes in our unaudited condensed statements of cash flows and other commitments of our liquidity and capital resources during the six months ended April 30, 2022.

Cash Flows

	Six Months Ended April 30,
	2022	2021	$ Change
	(dollars in millions)
Cash provided by operating activities	$905.7	$700.3	$205.4
Cash used in investing activities	(186.0)	(120.8)	(65.2)
Cash used in financing activities	(559.1)	(363.7)	(195.4)
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
The increase in cash provided by operating activities for the six months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to higher net income and timing of customer billings, partially offset by higher disbursements for operations, including vendor and tax payments.
Cash Used in Investing Activities
The increase in cash used in investing activities for the six months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to higher cash paid for acquisitions of $34.4 million and higher purchases of property and equipment of $23.3 million.
Cash Used in Financing Activities
The increase in cash used in financing activities for the six months ended April 30, 2022 compared to the same period in fiscal 2021 was primarily due to higher stock repurchases of $101.9 million, higher debt repayments of $62.7 million, and higher income taxes paid for net share settlements of $46.5 million.
Credit and Term Loan Facilities
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (as amended and restated, the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). On January 22, 2021, the Credit Agreement was amended (Credit Agreement) to extend the termination date of the existing $650 million senior unsecured revolving credit facility from November 28, 2021 to January 22, 2024, which may be further extended at our option. Further, the Credit Agreement was also amended to provide an uncommitted incremental loan facility of up to $150.0 million in the aggregate principal amount. Our outstanding term loan borrowings under the previous credit agreement carried over under the Credit Agreement. The outstanding term loans under the Credit Agreement continued to amortize in quarterly installments with the balance repaid in full on November 26, 2021. There was no outstanding balance under the Revolver and the Term Loan as of April 30, 2022.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of April 30, 2022, we had $23.8 million outstanding balance under the agreement.
See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Stock Repurchase Program
In December 2021, our Board approved a stock repurchase program (the Program) with authorization to purchase up to $1.0 billion of our common stock.
In February 2022, we entered into an accelerated stock repurchase agreement (the February 2022 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the February 2022 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in April 2022. Total shares purchased under the February 2022 ASR were approximately 0.7 million shares, at an average purchase price of $305.36 per share.
During the three months ended April 30, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $298.29 per share for an aggregate purchase price of $50.0 million.
As of April 30, 2022, $500.0 million remained available for future repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Other Commitments — Credit and Term Loan Facilities, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of April 30, 2022, our exposure to market risk has not changed materially since October 31, 2021. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of April 30, 2022, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2022, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against our Hungarian subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. On March 10, 2022, we received the written opinion from the Hungarian Supreme Court and submitted a brief with the Hungarian Administrative Court on May 4, 2022. Our next hearing with the Administrative Court is scheduled for June 30, 2022.
For further discussion of the Hungary audit, see Note 18 of Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”

Item 1A.	Risk Factors
A description of the risk factors associated with our business is set forth below. The risks and uncertainties described below could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Investors should carefully consider these risks and uncertainties before investing in our common stock.
COVID-19 Pandemic Risks
The COVID-19 pandemic could have a material adverse effect on our business, operations and financial condition.
The COVID-19 pandemic has caused minor disruptions to our business operations to date and could have a material adverse effect on our business, operations and financial condition in the future. For example, we have previously experienced limited hardware supply chain and logistical challenges as well as a slowdown in customer commitments in our Software Integrity segment. In response to the COVID-19 pandemic, governments and businesses have taken unprecedented actions to contain the virus, including requiring social distancing, implementing travel restrictions, instituting shelter-in-place orders and various other restrictions on non-essential businesses. These restrictions have significantly curtailed global, regional and national economic activity and have caused substantial volatility and disruption in global financial markets. We are continuing to transition employees back into offices worldwide in conformity with local guidelines and regulations, as applicable, including affirmative health measures in compliance with applicable local, state and national requirements. Although we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we cannot be certain that these measures will continue to be successful and we may need to further modify our business practices and real estate needs in response to the risks and negative impacts caused by the continuing COVID-19 pandemic.
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy and, in some cases, the regional and national economies of areas experiencing localized surges in COVID-19 cases, continued responses by governments and businesses to COVID-19 and its variants, acceptance and effectiveness of vaccines, the ability to secure timely payment from customers, the ability to accurately estimate customer demand, reduced willingness of current and potential customers to purchase our products and services due to their own business and market uncertainties, the ability of our business partners and third-party providers to fulfill their responsibilities and commitments, the ability to secure adequate and timely supply of equipment and materials from suppliers for our hardware products, and the ability to develop and deliver our products. While our operations have experienced minor disruptions to date, a continued and sustained increase in the amount of COVID-19 cases, or the emergence of additional variants, in countries or regions where we have operations could have a material adverse effect on our or our customers' businesses, operations and financial conditions. In addition, continued weak economic conditions may result in impairment in value of our tangible and intangible assets. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
Industry Risks
Uncertainty in the global economy, and its potential impact on the semiconductor and electronics industries in particular, may negatively affect our business, operating results and financial condition.
Uncertainty caused by the recent challenging global economic conditions, including due to the effects of the continuing COVID-19 pandemic and the recent rise in global inflation and interest rates, could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts.
Outside of a slowdown in customer commitments in our Software Integrity segment, we have not seen evidence of impacts on customer orders from the COVID-19 pandemic to date. We cannot predict the stability of the economy as a whole or the industries in which we operate. Economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as the result of the effects of, among other things, the COVID-19 pandemic, a sustained global semiconductor shortage, continued inflation, rising global interest rates, supply chain disruptions or delays, and any disruption of international trade relationships such as tariffs, export licenses or other government trade restrictions. Furthermore, China’s stated policy of becoming a global leader in the semiconductor industry may lead to increased competition and further disruption of international trade relationships, including, but not limited to, additional government trade restrictions. For more on risks related to government trade restrictions such as the U.S. government’s “Entity List,” see “Business Operations Risks–The global nature of our operations exposes us to increased risks and compliance obligations that may adversely affect our business.”
Adverse economic conditions affect demand for devices that our products help create, such as the ICs incorporated in personal computers, smartphones, automobiles and servers. Longer-term reduced demand for these or other products could result in reduced demand for design solutions and significant decreases in our average selling prices and product sales over time. Future downturns could also adversely affect our business. In addition, if our customers or distributors build elevated inventory levels, we could experience a decrease in short-term and/or long-term demand for our products. If any of these events or disruptions were to occur, the bookings for our products and services could be adversely affected along with our business, operating results and financial condition. Further, the negative impact of these events or disruptions may be deferred due to our business model. Similarly, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.
Further economic instability could also adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. Additionally, the banking and financial services industries are subject to complex laws and are heavily regulated. There is uncertainty regarding how proposed, contemplated or future changes to the laws, policies and regulations governing our industry, the banking and financial services industry and the economy could affect our business, including rising global interest rates. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the EDA industry as a whole, our Semiconductor & System Design segment product sales, and to some extent our Software Integrity segment product sales, are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to the impact of the COVID-19 pandemic, a sustained global supply chain disruption, continued inflation or rising global interest rates. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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
A number of business combinations and strategic partnerships among our customers in the semiconductor and electronics industries have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on software and services. Furthermore, we depend on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenues. Consolidation among our customers could also reduce the demand for our products and services if customers streamline research and development or operations, reduce purchases or delay purchasing decisions.
Reduced customer spending or the loss of a small number of customers, particularly our large customers, could adversely affect our business and financial condition. In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective product offerings. Consolidated competitors could have considerable financial resources, channel influence, and broad geographic reach, which would enable them to engage in competition on the basis of product differentiation, pricing, marketing, services, support and more. If any of our competitors consolidate or acquire businesses and technologies that we do not offer, they may be able to offer a larger technology portfolio, additional support and service capability or lower prices, which could negatively impact our business and operating results.
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
•Uncertain economic, legal and political conditions in China, Europe and other regions where we do business, including, for example, changes in China-Taiwan relations, the military conflict between Russia and Ukraine and the related sanctions and other penalties imposed on Russia by the United States, the European Union, the United Kingdom and other countries;
•Economic recessions or uncertainty in financial markets, including the impact of inflation and rising global interest rates;
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
•Financial risks such as longer payment cycles, changes in currency exchange rates and difficulty in collecting accounts receivable;
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

For example, the U.S. government has placed certain entities on the Entity List, restricting the sale of U.S. technologies to the named entities. As a result of this government action, unless and until the restriction is lifted, we are not able to ship technologies subject to the U.S. Export Administration Regulations (the Export Regulations) or provide support to these entities. Furthermore, any company with knowledge that a customer will use certain U.S. technologies to design or produce any item for a Huawei-affiliated company on the Entity List must obtain a license prior to any export of such technologies. The Bureau of Industry and Security (BIS) also added a military end user list, where they identified more than one hundred Chinese companies that are considered to be military end users. We believe that the restrictions imposed by the U.S. government thus far will not materially impact our business at this time, but cannot predict the impact that additional regulatory changes may have on our business in the future. Due to the nature of our business and technology, governmental authorities have and may continue to inquire into transactions between us and certain foreign entities. For example, we have received administrative subpoenas from BIS requesting production of information relating to transactions with certain Chinese entities. We believe we are in full compliance with all applicable regulations and are currently working with BIS to respond to its subpoenas. However, inquiries such as these, are subject to a number of uncertainties, and we cannot predict the outcome of the inquiries or their potential effect on our operations or financial condition.

The United States government also placed significant sanctions on Russia and Belarus restricting the export of a broad set of U.S. technologies to those countries. As a result, unless and until these restrictions are lifted, we are not able to ship a broad range of technologies subject to the Export Regulations or provide support to anyone in Russia or Belarus. Furthermore, any company with knowledge that a customer will use certain U.S. technologies to design or produce any item for a Russian or Belarussian company must obtain a license prior to any export of such technologies. We believe that these restrictions will not materially impact our business at this time.

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
•Changes in demand for our products due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to the COVID-19 pandemic, a sustained global semiconductor shortage, inflationary pressures, rising global interest rates or other reasons;
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
Our software products, our hosted solutions as well as our software security and quality testing solutions, may also be vulnerable to attacks, including traditional computer hackers, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware. Furthermore, the risk of state-supported and geopolitical-related cybersecurity incidents may increase due to the Russia-Ukraine conflict. An attack could disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information or cause other destructive outcomes.
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
We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the accruals for uncertain tax positions, valuation allowances on deferred tax assets, allowances for credit losses, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results. In addition, we cannot predict the full impact of the COVID-19 pandemic on our business operations. The uncertainty affects management’s estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions.
Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
As of April 30, 2022, approximately 44% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted, which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain provisions that began to affect our income in the first quarter of fiscal 2019, while other sections of the Tax Act and related regulations will begin to affect our business in the first quarter of fiscal 2023. There are various proposals in Congress to amend certain provisions of the Tax Act. The state of these proposals and other future legislation remains uncertain and, if enacted, may materially affect our financial position.
On October 8, 2021 the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework) which agreed to a two-pillar solution to address tax challenges arising from the digitalization of the economy. Pillar one provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions using a revenue-based allocation key to source to the end market jurisdictions where goods or services are used or consumed. Pillar two consists of two interrelated rules referred to as Global Anti-Base Erosion Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. On December 20, 2021, the OECD released Pillar Two Model Rules which define the global minimum tax rules. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members in 2022 to take effect in 2023 and 2024. These changes, when enacted, by various countries in which we do business may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
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
In 2017, the HTA assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against Synopsys Hungary. Synopsys Hungary contested the assessment with the Administrative Court. As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. We received the Hungarian Supreme Court's written decision in the second quarter of fiscal 2022 and submitted a brief with the Hungarian Administrative Court on May 4, 2022. For further discussion of the Hungary audit, see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”
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
Changes in U.S. GAAP could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements. These initiatives and related reporting requirements may present operational, reputational, financial, legal and other risks, which could have a material impact on us.
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
From time to time, our cash equivalent and short-term investment portfolio consists of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, municipal securities and other securities and bank deposits. Our investment portfolio carries both interest rate risk and credit risk and may be negatively impacted by the economic effects of the COVID-19 pandemic and rising global interest rates. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs.
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
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, extreme temperatures, drought, flood, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic (including the COVID-19 pandemic), or other catastrophic events or climate change-related risks could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases such as the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults and sites of recent wildfires. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In February 2022, we entered into an accelerated stock repurchase agreement (the February 2022 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the February 2022 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in April 2022. Total shares purchased under the February 2022 ASR were approximately 0.7 million shares at an average purchase price of $305.36 per share.
During the three months ended April 30, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $298.29 per share for an aggregate purchase price of $50.0 million.
The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2022:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
January 30, 2022 through March 5, 2022	681,033	$293.67	681,033	$550,000,270
Month #2
March 6, 2022 through April 2, 2022	101,917	$295.38	—	$519,896,406
Month #3
April 3, 2022 through April 30, 2022	200,843	$298.22	135,137	$500,000,550
Total	983,793	$294.78	816,170	$500,000,550
(1)    As of April 30, 2022, $500.0 million remained available for future repurchases under the Program.
(2) Amounts are calculated based on the settlement date.
See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the Program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.3	4/15/2022
10.2	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.4	4/15/2022
10.3	Form of Stock Option Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.5	4/15/2022
10.4	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.6	4/15/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1*
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
* This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: May 20, 2022	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)