Form 10-Q
period 2022-07-31
SYNOPSYS INC
filed 2022-08-19
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 17, 2022, there were 152,911,344 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2022	October 31, 2021*
ASSETS
Current assets:
Cash and cash equivalents	$1,383,559	$1,432,840
Short-term investments	147,599	147,949
Total cash, cash equivalents and short-term investments	1,531,158	1,580,789
Accounts receivable, net	682,647	568,501
Inventories	219,736	229,023
Prepaid and other current assets	465,487	430,028
Total current assets	2,899,028	2,808,341
Property and equipment, net	486,872	472,398
Operating lease right-of-use assets, net	574,501	493,251
Goodwill	3,854,889	3,575,785
Intangible assets, net	404,652	279,132
Deferred income taxes	617,429	612,655
Other long-term assets	492,176	510,698
Total assets	$9,329,547	$8,752,260
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$736,099	$741,191
Operating lease liabilities, current	54,170	79,678
Deferred revenue	1,755,594	1,517,623
Short-term debt	—	74,992
Total current liabilities	2,545,863	2,413,484
Operating lease liabilities, non-current	592,930	487,003
Long-term deferred revenue	164,964	136,303
Long-term debt	21,960	25,094
Other long-term liabilities	352,188	391,433
Total liabilities	3,677,905	3,453,317
Redeemable non-controlling interest	43,516	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 153,004 and 153,062 shares outstanding, respectively	1,530	1,531
Capital in excess of par value	1,415,244	1,576,363
Retained earnings	5,377,586	4,549,713
Treasury stock, at cost: 4,257 and 4,198 shares, respectively	(1,034,841)	(782,866)
Accumulated other comprehensive income (loss)	(155,493)	(49,604)
Total Synopsys stockholders’ equity	5,604,026	5,295,137
Non-controlling interest	4,100	3,806
Total stockholders’ equity	5,608,126	5,298,943
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$9,329,547	$8,752,260
*Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Time-based products	$754,322	$665,563	$2,185,626	$1,945,647
Upfront products	268,584	203,301	973,483	586,798
Maintenance and service	224,860	188,266	638,141	519,329
Total revenue	1,247,766	1,057,130	3,797,250	3,051,774
Cost of revenue:
Products	164,077	127,592	480,166	389,677
Maintenance and service	87,774	65,604	253,665	202,210
Amortization of intangible assets	19,330	11,870	47,145	35,164
Total cost of revenue	271,181	205,066	780,976	627,051
Gross margin	976,585	852,064	3,016,274	2,424,723
Operating expenses:
Research and development	444,826	371,146	1,218,761	1,090,959
Sales and marketing	199,246	171,428	571,329	514,810
General and administrative	91,461	83,846	246,426	234,028
Amortization of intangible assets	7,124	8,570	23,036	25,273
Restructuring charges	—	15,151	12,057	15,151
Total operating expenses	742,657	650,141	2,071,609	1,880,221
Operating income	233,928	201,923	944,665	544,502
Other income (expense), net	2,426	11,414	(41,280)	61,934
Income before income taxes	236,354	213,337	903,385	606,436
Provision for income taxes	16,708	14,945	76,506	51,214
Net income	$219,646	$198,392	$826,879	$555,222
Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,980)	(254)	(4,215)	(847)
Net income attributed to Synopsys	$222,626	$198,646	$831,094	$556,069

Net income per share attributed to Synopsys:
Basic	$1.46	$1.30	$5.43	$3.64
Diluted	$1.43	$1.27	$5.31	$3.54
Shares used in computing per share amounts:
Basic	152,938	152,635	153,082	152,619
Diluted	155,806	156,907	156,545	157,158
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Net income	$219,646	$198,392	$826,879	$555,222
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(23,378)	(5,905)	(63,989)	8,857
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(1)	15	(1,674)	15
Cash flow hedges:
Deferred gains (losses), net of tax $6,780 and $16,191, for the three and nine months ended July 31, 2022, respectively, and of $(909) and $(1,876) for each of the same periods in fiscal 2021, respectively.	(19,051)	3,664	(41,769)	8,971
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(28) and $(499), for the three and nine months ended July 31, 2022, respectively, and of $1,460 and $3,808 for each of the same periods in fiscal 2021, respectively.	36	(4,830)	1,543	(12,180)
Other comprehensive income (loss), net of tax effects	(42,394)	(7,056)	(105,889)	5,663
Comprehensive income	177,252	191,336	720,990	560,885
Less: net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,980)	(254)	(4,215)	(847)
Comprehensive income attributed to Synopsys	$180,232	$191,590	$725,205	$561,732
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2022	152,955	$1,530	$1,517,481	$5,157,633	$(999,234)	$(113,099)	$5,564,311	$3,119	$5,567,430
Net income				222,626			222,626	(307)	222,319
Other comprehensive income (loss), net of tax effects						(42,394)	(42,394)		(42,394)
Purchases of treasury stock	(715)	(8)	8		(217,266)		(217,266)		(217,266)
Equity forward contract, net			(40,000)				(40,000)		(40,000)
Common stock issued, net of shares withheld for employee taxes	764	8	(188,562)		181,659		(6,895)		(6,895)
Stock-based compensation			126,317				126,317	1,288	127,605
Adjustments to redeemable non-controlling interest				(2,673)			(2,673)		(2,673)
Balance at July 31, 2022	153,004	$1,530	$1,415,244	$5,377,586	$(1,034,841)	$(155,493)	$5,604,026	$4,100	$5,608,126

Balance at October 31, 2021	153,062	$1,531	$1,576,363	$4,549,713	$(782,866)	$(49,604)	$5,295,137	$3,806	$5,298,943
Net income				831,094			831,094	(994)	830,100
Other comprehensive income (loss), net of tax effects						(105,889)	(105,889)		(105,889)
Purchases of treasury stock	(2,400)	(24)	24		(752,266)		(752,266)		(752,266)
Equity forward contract, net			(5,000)				(5,000)		(5,000)
Common stock issued, net of shares withheld for employee taxes	2,342	23	(488,292)		500,291		12,022		12,022
Stock-based compensation			332,149				332,149	1,288	333,437
Adjustments to redeemable non-controlling interest				(3,221)			(3,221)		(3,221)
Balance at July 31, 2022	153,004	$1,530	$1,415,244	$5,377,586	$(1,034,841)	$(155,493)	$5,604,026	$4,100	$5,608,126

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2021	152,554	$1,526	$1,679,801	$4,149,620	$(701,457)	$(41,355)	$5,088,135	$4,370	$5,092,505
Net income				198,646			198,646	(254)	198,392
Other comprehensive income (loss), net of tax effects						(7,056)	(7,056)		(7,056)
Purchases of treasury stock	(521)	(5)	5		(140,000)		(140,000)		(140,000)
Equity forward contract, net			(35,000)				(35,000)		(35,000)
Common stock issued, net of shares withheld for employee taxes	564	5	(122,988)		84,116		(38,867)		(38,867)
Stock-based compensation			85,162				85,162		85,162
Balance at July 31, 2021	152,597	$1,526	$1,606,980	$4,348,266	$(757,341)	$(48,411)	$5,151,020	$4,116	$5,155,136

Balance at October 31, 2020	152,618	$1,528	$1,653,166	$3,795,397	$(488,613)	$(54,074)	$4,907,404	$4,963	$4,912,367
Net income				556,069			556,069	(847)	555,222
Retained earnings adjustment due to adoption of ASC 326(1)				(3,200)			(3,200)		(3,200)
Other comprehensive income (loss), net of tax effects						5,663	5,663		5,663
Purchases of treasury stock	(2,114)	(21)	21		(538,082)		(538,082)		(538,082)
Equity forward contract, net			(35,000)				(35,000)		(35,000)
Common stock issued, net of shares withheld for employee taxes	2,093	19	(259,737)		269,354		9,636		9,636
Stock-based compensation			248,530				248,530		248,530
Balance at July 31, 2021	152,597	$1,526	$1,606,980	$4,348,266	$(757,341)	$(48,411)	$5,151,020	$4,116	$5,155,136
(1) At the beginning of fiscal 2021, we adopted the Accounting Standards Codification (ASC) 326, Measurement of Credit Losses on Financial Instruments, issued by the Financial Accounting Standards Board (FASB). ASC 326 replaced the incurred loss methodology with an expected loss methodology.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income attributed to Synopsys	$831,094	$556,069
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	169,708	151,274
Reduction of operating lease right-of-use assets	65,980	64,920
Amortization of capitalized costs to obtain revenue contracts	54,438	46,973
Stock-based compensation	333,437	248,530
Allowance for credit losses	(4,516)	13,813
Deferred income taxes	5,843	(33,116)
Other non-cash	6,141	2,936
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(121,786)	188,996
Inventories	118	(51,448)
Prepaid and other current assets	(56,075)	(62,201)
Other long-term assets	(20,058)	(117,922)
Accounts payable and accrued liabilities	(46,356)	51,991
Operating lease liabilities	(66,187)	(61,666)
Income taxes	(60,739)	(29,414)
Deferred revenue	254,353	152,328
Net cash provided by operating activities	1,345,395	1,122,063
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	70,847	1,128
Purchases of short-term investments	(73,330)	(146,082)
Proceeds from sales of long-term investments	582	—
Purchases of long-term investments	(7,000)	(7,591)
Purchases of property and equipment	(102,934)	(66,957)
Cash paid for acquisitions, net of cash acquired	(416,323)	(164,053)
Capitalization of software development costs	(1,970)	(1,517)
Other	(1,200)	(800)
Net cash used in investing activities	(531,328)	(385,872)
Cash flows from financing activities:
Repayment of debt	(76,838)	(21,637)
Issuances of common stock	161,416	113,976
Payments for taxes related to net share settlement of equity awards	(149,130)	(104,291)
Purchase of equity forward contract	(40,000)	(35,000)
Purchases of treasury stock	(717,266)	(538,082)
Other	(3,413)	(4,375)
Net cash used in financing activities	(825,231)	(589,409)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38,155)	2,985
Net change in cash, cash equivalents and restricted cash	(49,319)	149,767
Cash, cash equivalents and restricted cash, beginning of year	1,435,183	1,237,970
Cash, cash equivalents and restricted cash, end of period	$1,385,864	$1,387,737
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
Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted the standard as of the beginning of fiscal 2022 on a prospective basis and the adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. We early adopted the standard in the second quarter of fiscal 2022 and the adoption had no material impact on our unaudited condensed consolidated financial statements for acquisitions completed in the first two quarters of fiscal 2022. The adoption of ASU 2021-08 resulted in the recognition of deferred revenue at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value for the business acquisition completed in the third quarter of fiscal 2022. See Note 4. Business Combinations for further information.
Recently Issued Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard will become effective for us beginning on November 1, 2024 and should be applied prospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our unaudited condensed consolidated financial statements.
Note 3. Revenue
Disaggregated Revenue
The following table showed the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
EDA	50.0%	55.8%	49.9%	56.2%
IP & System Integration	39.7%	34.4%	40.7%	34.2%
Software Integrity Products & Services	9.5%	9.3%	8.9%	9.3%
Other	0.8%	0.5%	0.5%	0.3%
Total	100.0%	100.0%	100.0%	100.0%
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

Contract balances were as follows:

	As of
	July 31, 2022	October 31, 2021
	(in thousands)
Contract assets, net	$280,507	$284,574
Unbilled receivables	$41,863	$35,589
Deferred revenue	$1,920,558	$1,653,926
During the three and nine months ended July 31, 2022, we recognized revenue of $171.2 million and $1.1 billion, respectively, that was included in the deferred revenue balance as of October 31, 2021.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $7.1 billion as of July 31, 2022, which includes $998.1 million in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 42% of the contracted but unsatisfied or partially unsatisfied performance obligations as of July 31, 2022, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three and nine months ended July 31, 2022, we recognized $33.9 million and $103.5 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and nine months ended July 31, 2021, we recognized $27.9 million and $88.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of July 31, 2022 were $105.0 million and included in other long-term assets in our unaudited condensed consolidated balance sheets. Amortization of these assets was $19.9 million and $54.4 million during the three and nine months ended July 31, 2022, respectively, and included in sales and marketing expense in our unaudited condensed consolidated statements of income. Amortization of these assets was $16.5 million and $47.0 million during the three and nine months ended July 31, 2021, respectively, and included in sales and marketing expense in our unaudited condensed consolidated statements of income.
Note 4. Business Combinations
On June 22, 2022, we completed the acquisition of all outstanding shares of NTT Security AppSec Solutions Inc. (which has operated under the name WhiteHat Security, or WhiteHat), a provider of dynamic application security testing solutions, from NTT Security Corporation for an aggregate purchase price of $330.1 million in cash. With this acquisition, we have broadened our product offering in the application security testing market.
Preliminary Purchase Price Allocation
The aggregate purchase consideration was preliminarily allocated as follows:

(in thousands)
Total purchase consideration	$330,112
Less: cash acquired	22,849
Total purchase consideration, net of cash acquired	$307,263
Allocations
Goodwill	$247,734
Intangible assets	97,500
Deferred revenue	(40,367)
Other tangible assets, net	2,396
$307,263

The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of WhiteHat. The $247.7 million of goodwill was assigned to the Software Integrity reporting unit and the amount recognized was not deductible for tax purposes. The acquired identifiable intangible assets of $97.5 million were valued using the income or cost approach. The intangible assets are being amortized over their respective useful lives ranging from 5 to 10 years.
Other Fiscal 2022 Acquisitions
During the three months ended January 31, 2022, we completed an acquisition for purchase consideration of $20.0 million, net of cash acquired. The preliminary purchase price was allocated as follows: $4.3 million to identifiable intangible assets and $15.7 million to goodwill, which were attributable to the Semiconductor & System Design reporting unit. There was no tax-deductible goodwill related to the acquisition.
During the three months ended April 30, 2022, we acquired 75% equity interest in OpenLight Photonics, Inc. (OpenLight) for cash consideration of $90.0 million. The remaining 25% equity interest in OpenLight is held by Juniper Networks, Inc. (the Minority Investor) from their contribution of IP and certain tangible assets.
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
The preliminary purchase price was allocated as follows: $94.0 million to identifiable intangible assets and $45.1 million to goodwill, which were attributable to the Semiconductor & System Design reporting unit. The goodwill was mainly attributable to the assembled workforce and planned growth in new markets. There was no tax-deductible goodwill related to the acquisition.
From the date of acquisition through July 31, 2022, OpenLight incurred a net loss of $12.9 million, of which $3.2 million was attributable to redeemable non-controlling interest. As of July 31, 2022, the carrying amount of the redeemable non-controlling interest was recorded at its estimated fair value of $43.5 million in the unaudited condensed consolidated balance sheets.
We have included the financial results of these acquisitions in our unaudited condensed consolidated financial statements from the date of acquisition. We do not consider these acquisitions to be material, individually or in the aggregate, to our unaudited condensed consolidated financial statements.
Preliminary Fair Value Estimates
For all acquisitions completed, the purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are subject to change as additional information becomes available during the respective measurement period, which is not expected to exceed 12 months from applicable acquisition date.
Acquisition-Related Transaction Costs
Transaction costs were $5.2 million and $11.3 million during the three and nine months ended July 31, 2022, respectively. Transaction costs were $5.7 million and $11.6 million during the three and nine months ended July 31, 2021, respectively. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred in our unaudited condensed consolidated statements of income.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended July 31, 2022 were as follows:

(in thousands)
Balance at October 31, 2021	$3,575,785
Additions	308,532
Adjustments	1,285
Effect of foreign currency translation	(30,713)
Balance at July 31, 2022	$3,854,889
During the nine months ended July 31, 2022, we finalized certain estimates impacting total purchase consideration for certain acquisitions and recorded the resulting measurement period adjustments which increased goodwill.
Intangible Assets
Intangible assets as of July 31, 2022 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,078,103	$793,937	$284,166
Customer relationships	423,739	328,459	95,280
Contract rights intangible	191,430	188,524	2,906
Trademarks and trade names	52,795	33,157	19,638
Capitalized software development costs	48,068	45,406	2,662
Total	$1,794,135	$1,389,483	$404,652
Intangible assets as of October 31, 2021 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$911,903	$748,759	$163,144
Customer relationships	404,571	308,355	96,216
Contract rights intangible	193,317	188,231	5,086
Trademarks and trade names	43,095	31,155	11,940
Capitalized software development costs	46,098	43,352	2,746
Total	$1,598,984	$1,319,852	$279,132
Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Core/developed technology	$18,603	$11,431	$45,180	$33,416
Customer relationships	6,322	7,960	20,819	23,443
Contract rights intangible	727	439	2,180	1,748
Trademarks and trade names	802	610	2,002	1,830
Capitalized software development costs(1)	619	1,010	2,052	3,120
Total	$27,073	$21,450	$72,233	$63,557
(1) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of income.

The following table presented the estimated future amortization of intangible assets as of July 31, 2022:

Fiscal year	(in thousands)
Remainder of fiscal 2022	$26,960
2023	98,039
2024	86,748
2025	70,102
2026	57,677
2027 and thereafter	65,126
Total	$404,652
Note 6. Balance Sheets Components

	As of
	July 31, 2022	October 31, 2021
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$295,415	$343,820
Capitalized commission, net	105,036	92,249
Other long-term assets	91,725	74,629
Total	$492,176	$510,698
Accounts payable and accrued liabilities:
Payroll and related benefits	$522,041	$581,687
Other accrued liabilities	142,060	132,091
Accounts payable	71,998	27,413
Total	$736,099	$741,191
Other long-term liabilities:
Deferred compensation plan liabilities	$295,413	$343,820
Other long-term liabilities	56,775	47,613
Total	$352,188	$391,433

Note 7. Financial Assets and Liabilities
Short-term investments. Gross unrealized gains and losses on our available-for-sale debt securities as of July 31, 2022 were not significant. The stated maturities of our available-for-sale debt securities as of July 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$72,253	$71,567
1-5 years	71,480	70,403
5-10 years	4,176	4,102
>10 years	1,610	1,527
Total	$149,519	$147,599

As of July 31, 2022, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$94,796	$—	$—	$—	$94,796
Total:	$94,796	$—	$—	$—	$94,796
Short-term investments:
U.S. government agency & T-bills	$19,917	$6	$(117)	$—	$19,806
Municipal bonds	3,105	—	(79)	—	3,026
Corporate debt securities	98,318	30	(1,289)	(108)	96,951
Asset-backed securities	28,179	1	(328)	(36)	27,816
Total:	$149,519	$37	$(1,813)	$(144)	$147,599
(1)See Note 8. Fair Value Measurements for further discussion on fair values of cash equivalents and short-term investments.
As of October 31, 2021, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$172,934	$—	$—	$—	$172,934
Total:	$172,934	$—	$—	$—	$172,934
Short-term investments:
U.S. government agency & T-bills	$6,447	$—	$(5)	$—	$6,442
Municipal bonds	4,588	—	(12)	—	4,576
Corporate debt securities	103,615	7	(170)	—	103,452
Asset-backed securities	33,545	6	(72)	—	33,479
Total:	$148,195	$13	$(259)	$—	$147,949
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
The following table provided a reconciliation of cash, cash equivalents and restricted cash included in the unaudited condensed consolidated balance sheets:

	As of
	July 31, 2022	October 31, 2021
	(in thousands)
Cash and cash equivalents	$1,383,559	$1,432,840
Restricted cash included in prepaid and other current assets	1,594	1,560
Restricted cash included in other long-term assets	711	783
Total cash, cash equivalents and restricted cash	$1,385,864	$1,435,183

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There were no impairments of non-marketable equity securities during the three and nine months ended July 31, 2022. There were no impairments of non-marketable equity securities during the three and nine months ended July 31, 2021.
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
The duration of forward contracts, the majority of which are short-term, ranges from approximately 1 month to 27 months at inception. We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with high credit quality financial institutions that are rated "A" or above and to date have not experienced nonperformance by counterparties. In addition, we mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipate continued performance by all counterparties to such agreements.
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 27 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to our foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a minority of the hedge balance in OCI to be reclassified to the statements of income within the next 12 months.
We did not record any gains or losses related to discontinuation of cash flow hedges during the nine months ended July 31, 2022 and 2021.
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

The effects of the non-designated derivative instruments on our unaudited condensed consolidated statements of income were summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(5,182)	$(837)	$(10,443)	$1,420
The notional amounts in the table below for derivative instruments provided one measure of the transaction volume outstanding:

	As of
	July 31, 2022	October 31, 2021
	(in thousands)
Total gross notional amounts	$1,295,726	$1,176,152
Net fair value	$(13,289)	$13,404
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
The following table represented the unaudited condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at July 31, 2022
Other current assets	$11,232	$1,510
Accrued liabilities	$25,975	$55
Balance at October 31, 2021
Other current assets	$15,455	$17
Accrued liabilities	$2,027	$42

The following table represented the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the unaudited condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2022
Foreign exchange contracts	Revenue	$(4,702)	Revenue	$3,651
Foreign exchange contracts	Operating expenses	(14,349)	Operating expenses	(3,687)
Total		$(19,051)		$(36)
Three months ended July 31, 2021
Foreign exchange contracts	Revenue	$251	Revenue	$1,563
Foreign exchange contracts	Operating expenses	3,413	Operating expenses	3,267
Total		$3,664		$4,830
Nine months ended July 31, 2022
Foreign exchange contracts	Revenue	$(12,527)	Revenue	$3,309
Foreign exchange contracts	Operating expenses	(29,242)	Operating expenses	(4,852)
Total		$(41,769)		$(1,543)
Nine months ended July 31, 2021
Foreign exchange contracts	Revenue	$1,892	Revenue	$2,597
Foreign exchange contracts	Operating expenses	7,079	Operating expenses	9,583
Total		$8,971		$12,180

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were summarized below as of July 31, 2022:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$94,796	94,796
Short-term investments:
U.S. government agency & T-bills	19,806		19,806
Municipal bonds	3,026		3,026
Corporate debt securities	96,951		96,951
Asset-backed securities	27,816		27,816
Prepaid and other current assets:
Foreign currency derivative contracts	12,742		12,742
Other long-term assets:
Deferred compensation plan assets	295,415	295,415
Total assets	$550,552	$390,211	$160,341	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$26,031		$26,031
Other long-term liabilities:
Deferred compensation plan liabilities	295,413	295,413
Total liabilities	$321,444	$295,413	$26,031	$—

Assets and liabilities measured at fair value on a recurring basis were summarized below as of October 31, 2021:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$172,934	$172,934
Short-term investments:
U.S. government agency & T-bills	6,442		6,442
Municipal bonds	4,576		4,576
Corporate debt securities	103,452		103,452
Asset-backed securities	33,479		33,479
Prepaid and other current assets:
Foreign currency derivative contracts	15,472		15,472
Other long-term assets:
Deferred compensation plan assets	343,820	343,820
Total assets	$680,175	$516,754	$163,421	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,068		$2,068
Other long-term liabilities:
Deferred compensation plan liabilities	343,820	343,820
Total liabilities	$345,888	$343,820	$2,068	$—
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
The 2021 Plan was substantially completed in the first quarter of fiscal 2022 and the total charges under the 2021 Plan were $45.5 million. During the three months ended July 31, 2022, we made payments of $0.9 million under the 2021 Plan. As of July 31, 2022, the outstanding restructuring related liabilities were immaterial and recorded in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.
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
The Fourth Amendment extended the termination date of the existing $650.0 million senior unsecured revolving credit facility (the Revolver) from November 28, 2021 to January 22, 2024, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental loan facility of up to $150 million in the aggregate principal amount. The Credit Agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, as well as other non-financial covenants. As of July 31, 2022, we were in compliance with all financial covenants.

There was no outstanding balance under the Revolver as of July 31, 2022 and October 31, 2021. We expect our borrowings, if any, under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2022, Revolver bore interest at LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of July 31, 2022, we had $22.0 million outstanding balance under the agreement.
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
The components of our lease expense during the period presented were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense (1)	$23,914	$23,843	$68,105	$70,818
Variable lease expense (2)	2,910	2,184	7,904	5,361
Total lease expense	$26,824	$26,027	$76,009	$76,179
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented was as follows:

	Nine Months Ended July 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$62,888	$64,516
ROU assets obtained in exchange for operating lease liabilities	$154,693	$92,149
Lease term and discount rate information related to our operating leases as of the end of the period presented were as follows:

	As of
	July 31, 2022	October 31, 2021
Weighted-average remaining lease term (in years)	9.32	8.00
Weighted-average discount rate	2.18%	2.01%

The following represented the maturities of our future lease payments due under operating leases as of July 31, 2022:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2022	$18,637
2023	67,100
2024	90,806
2025	80,162
2026	70,782
2027 and thereafter	400,021
Total future minimum lease payments	727,508
Less: Imputed interest	80,408
Total lease liabilities	$647,100
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of July 31, 2022 were as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2022	$4,274
2023	16,240
2024	24,591
2025	24,479
2026	25,333
2027 and thereafter	110,189
Total	$205,106

Note 12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	July 31, 2022	October 31, 2021
	(in thousands)
Cumulative currency translation adjustments	$(112,037)	$(48,047)
Unrealized gains (losses) on derivative instruments, net of taxes	(41,536)	(1,311)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,920)	(246)
Total	$(155,493)	$(49,604)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$3,651	$1,563	$3,309	$2,597
Operating expenses	(3,687)	3,267	(4,852)	9,583
Total	$(36)	$4,830	$(1,543)	$12,180

Note 13. Stock Repurchase Program
Our Board of Directors (the Board) approved a stock repurchase program (the Program) with authorization to purchase up to $1.0 billion of our common stock in December 2021. As of July 31, 2022, $242.7 million remained available for future repurchases under the Program.
In May 2022, we entered into an accelerated stock repurchase agreement (the May 2022 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the May 2022 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in August 2022. Total shares purchased under the May 2022 ASR were approximately 0.6 million shares, at an average purchase price of $320.24 per share.
During the three months ended July 31, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $298.50 per share for an aggregate purchase price of $57.3 million.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022 (1)	2021(2)	2022(1)	2021(2)
	(in thousands)
Total shares repurchased	715	521	2,400	2,114
Total cost of the repurchased shares	$217,266	$140,000	$752,266	$538,082
Reissuance of treasury stock	764	564	2,342	2,093
(1) Excluded the 101,821 shares and $40.0 million equity forward contract from the May 2022 ASR settled in August 2022.
(2) Excluded the 99,573 shares and $35.0 million equity forward contract from the June 2021 ASR settled in August 2021.

Note 14. Stock-Based Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of income for our stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cost of products	$15,318	$9,582	$39,603	$28,238
Cost of maintenance and service	6,859	3,446	17,335	10,192
Research and development expense	68,243	42,430	175,892	124,231
Sales and marketing expense	22,998	15,330	60,090	45,040
General and administrative expense	14,187	14,374	40,517	40,829
Stock-based compensation expense before taxes(1)	127,605	85,162	333,437	248,530
Income tax benefit	(20,940)	(13,277)	(54,717)	(38,746)
Stock-based compensation expense after taxes	$106,665	$71,885	$278,720	$209,784
(1) During the three and nine months ended July 31, 2022, we recognized stock-based compensation expense relating to restricted stock units (RSUs), granted to senior executives in February 2022 with certain market, performance and service conditions (market-based RSUs). Under the award agreements, the vesting of the market-based RSUs is contingent on achieving total stockholder return (TSR) relative to a peer index as well as revenue growth metrics. The performance period during which the achievement goals will be measured is fiscal 2022 and fiscal 2023. The maximum potential awards that may be earned are 187.5% of the target number of the initial awards. The awards will vest in equal increments in December 2023 and December 2024 if the TSR target, revenue growth metrics, and service conditions are achieved. The grant date fair value for the market-based RSUs of $280.82 was determined using a Monte Carlo simulation model with the following assumptions: expected volatility of 33.01%, risk-free interest rate of 1.33% and an expected term of 1.69 years.
As of July 31, 2022, we had $1,057.7 million of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of July 31, 2022, we had $59.7 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan (ESPP), which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Intrinsic value of awards exercised	$86,080	$30,896	$245,468	$143,100

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

The table below reconciled the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$222,626	$198,646	$831,094	$556,069
Denominator:
Weighted average common shares for basic net income per share	152,938	152,635	153,082	152,619
Dilutive effect of common share equivalents	2,868	4,272	3,463	4,539
Weighted average common shares for diluted net income per share	155,806	156,907	156,545	157,158
Net income per share attributed to Synopsys:
Basic	$1.46	$1.30	$5.43	$3.64
Diluted	$1.43	$1.27	$5.31	$3.54
Anti-dilutive employee stock-based awards excluded	336	355	268	405
Note 16. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Until the second quarter of fiscal 2022, we had two CODMs, our two Co-Chief Executive Officers. One of our Co-Chief Executive Officers transitioned out of this role effective May 1, 2022. In the third quarter of fiscal 2022, our CODM was our Chief Executive Officer.
We have two reportable segments: (1) Semiconductor & System Design, which includes EDA tools, IP products, system integration solutions and other associated revenue categories, and (2) Software Integrity, which includes a comprehensive solution for building integrity—security, quality and compliance testing—into the customers’ software development lifecycle and supply chain.
The financial information provided to and used by the CODM to assist in making operational decisions, allocating resources, and assessing performance reflects consolidated financial information as well as revenue, adjusted operating income, and adjusted operating margin information for the Semiconductor & System Design and Software Integrity segments, accompanied by disaggregated information relating to revenue by geographic region.

Information by reportable segment was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Total Segments:
Revenue	$1,247,766	$1,057,130	$3,797,250	$3,051,774
Adjusted operating income	392,127	337,396	1,321,671	941,456
Adjusted operating margin	31%	32%	35%	31%
Semiconductor & System Design:
Revenue	$1,129,427	$959,155	$3,458,499	$2,767,950
Adjusted operating income	380,871	328,742	1,285,391	916,434
Adjusted operating margin	34%	34%	37%	33%
Software Integrity:
Revenue	$118,339	$97,975	$338,751	$283,824
Adjusted operating income	11,256	8,654	36,280	25,022
Adjusted operating margin	10%	9%	11%	9%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Total segment adjusted operating income	$392,127	$337,396	$1,321,671	$941,456
Reconciling items:
Amortization of intangible assets	(26,454)	(20,440)	(70,181)	(60,437)
Stock-based compensation expense	(127,605)	(85,162)	(333,437)	(248,530)
Other	(4,140)	(29,871)	26,612	(87,987)
Total operating income	$233,928	$201,923	$944,665	$544,502
The CODM does not use total assets by segment to evaluate segment performance or allocate resources. As a result, total assets by segment are not required to be disclosed.
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Revenue:
United States	$575,326	$477,218	$1,763,541	$1,417,636
Europe	127,288	112,877	376,195	324,212
China	189,138	164,172	617,524	405,460
Korea	125,307	110,536	358,871	314,178
Other	230,707	192,327	681,119	590,288
Consolidated	$1,247,766	$1,057,130	$3,797,250	$3,051,774
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our methodology.

Note 17. Other Income (Expense), Net
The following table presented the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Interest income	$2,735	$657	$4,876	$1,413
Interest expense	(439)	(757)	(1,339)	(2,301)
Gains (losses) on assets related to deferred compensation plan	(1,092)	10,473	(50,001)	62,697
Foreign currency exchange gains (losses)	(376)	2,756	3,452	5,283
Other, net	1,598	(1,715)	1,732	(5,158)
Total	$2,426	$11,414	$(41,280)	$61,934
Note 18. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presented the provision for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Income before income taxes	$236,354	$213,337	$903,385	$606,436
Provision for income taxes	$16,708	$14,945	$76,506	$51,214
Effective tax rate	7.1%	7.0%	8.5%	8.4%
Our effective tax rate for the nine months ended July 31, 2022 is lower than the statutory federal corporate tax rate of 21.0% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
Our effective tax rates for the three months and nine months ended July 31, 2022 are consistent with the same periods in fiscal 2021.
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
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against

Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. A hearing with the Administrative Court was held on June 30, 2022; the next hearing is scheduled for September 22, 2022.
We are also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Legislative Developments
On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the United States. The IR Act introduces a 15% minimum tax based primarily on global consolidated U.S. GAAP profits with a minimum threshold of $1 billion. The tax takes effect in Synopsys' 2024 fiscal year, with the $1 billion threshold measured as an average over three years commencing in the current fiscal year. Computation of the tax includes adjustments which, among others, provide for offset of income taxes paid or accrued in non-U.S. jurisdictions. The details of the computation will be subject to regulations to be issued by the Department of the Treasury. Synopsys will monitor regulatory developments and will continue to evaluate the impact, if any, of the minimum tax.

The IR Act includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. The details of implementation of these incentives are subject to regulations to be released by the Department of the Treasury. Synopsys is monitoring these developments and will continue to evaluate opportunities to utilize these incentives in the future.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. We are assessing the potential impact of the stock repurchase excise tax, but based on our preliminary assessment, we do not expect a material impact on our consolidated financial statements.

On August 9, 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States. We are evaluating potential opportunities related to the CHIPS Act.

Note 19. Contingencies
Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. We regularly review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, we accrue a liability for the estimated loss. Legal proceedings are inherently uncertain and, as circumstances change, it is possible that the amount of any accrued liability may increase, decrease or be eliminated.
We have determined that, except as set forth below, no disclosure of estimated loss is required for a claim against us because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (2) a reasonably possible loss or range of loss cannot be estimated; or (3) such estimate is immaterial.
Legal Settlement
There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since our Annual Report. See Note 9. Contingencies of our Annual Report for further information.
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
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products and technology; business and market outlook, opportunities and strategies; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and stock repurchases; our expected tax rate; the expected impact of U.S. and foreign government actions and regulatory changes on our financial results; and the continued impact of the COVID-19 pandemic. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys, Inc. (Synopsys, we, our or us) or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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
We have not observed material changes in the design activity of customers. We have not received any significant requests from our customers to either delay payments or modify arrangements due to COVID-19. However, this situation could change in future periods and the extent that these requests may impact our business is uncertain. We have also experienced minor disruptions in our hardware supply chain, including those related to the global semiconductor shortage. These minor disruptions have had an immaterial effect on certain hardware components in our IP business, which we have been able to address with minimal impact to our business operations to date. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing of our products, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on the semiconductor and electronics industries as a whole.
We will continue to consider the potential impact of the COVID-19 pandemic, global semiconductor shortage and increasing inflation on our business operations. Although no material impairment or other material adverse effects have been identified to date related to such factors, there is substantial uncertainty in the nature and degree of their continued effects over time. That uncertainty could affect management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.
See Part II, Item 1A, Risk Factors for further discussion of the possible impact of the COVID-19 pandemic, global semiconductor shortage and increasing inflation on our business, operations and financial condition.
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
Our results of operations for the three and nine months of fiscal 2022 and 2021 ended on July 30, 2022 and July 31, 2021, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.

Russia-Ukraine Conflict

Due to the ongoing conflict between Russia and Ukraine and the related sanctions and other penalties imposed on Russia and Belarus by the United States, the European Union, the United Kingdom and other countries, we suspended all Synopsys business operations in Russia commencing in the second quarter of fiscal 2022. We do not have operations or employees in Ukraine. The suspension of our business operations in Russia has not had a material impact on our business, financial condition, or results of operations as our operations in Russia and our sales to customers in Russia and Belarus do not constitute a material portion of our business. Further, unless and until the U.S. government lifts its sanctions on Russia and Belarus, which are restricting the export of a broad range of U.S. technologies to those countries, we will continue to be unable to ship such technologies or provide support to anyone in Russia or Belarus. We are actively monitoring the Russia-Ukraine conflict and the potential impact it could have on our business, employees and our ability to sell our products and services to our customers. See Part II, Item 1A, Risk Factors for further discussion of the possible impact of the Russia-Ukraine Conflict on our business, operations and financial condition.
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
See Critical Accounting Policies and Estimates in our Annual Report for further information.
Results of Operations
Financial Performance Summary
In the third quarter of fiscal 2022 compared to the same period of fiscal 2021, our financial performance reflected the following:
•Revenues were $1,247.8 million, an increase of $190.6 million or approximately 18%, primarily due to higher revenue resulting from growth across all product groups and geographies.

•Total cost of revenue and operating expenses were $1,013.8 million, an increase of $158.6 million or 19%, primarily due to increases of $112.4 million in employee-related costs resulting from headcount increases through organic growth and acquisitions.
•Operating income was $233.9 million, an increase of $32.0 million or 16% as revenue growth exceeded the growth of costs and expenses.
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
Total Revenue

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Semiconductor & System Design Segment	$1,129.5	$959.1	$170.4	18%
Software Integrity Segment	118.3	98.0	20.3	21%
Total	$1,247.8	$1,057.1	$190.7	18%
Nine months ended
Semiconductor & System Design Segment	$3,458.5	$2,768.0	$690.5	25%
Software Integrity Segment	338.8	283.8	55.0	19%
Total	$3,797.3	$3,051.8	$745.5	24%
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
Contracted but unsatisfied or partially unsatisfied performance obligations as of July 31, 2022 were $7.1 billion. For more information regarding our revenue as of July 31, 2022, including our contract balances as of such date, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.
The increase in total revenues for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily due to the continued organic growth of our business in all product groups and geographies.
For a discussion of revenue by geographic areas, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Time-Based Products Revenue

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$754.3	$665.6	$88.7	13%
Percentage of total revenue	60%	63%
Nine months ended	$2,185.6	$1,945.6	$240.0	12%
Percentage of total revenue	57%	64%

The increase in time-based products revenue for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily attributable to an increase in TSL license revenue and higher renewals from arrangements booked in prior periods.
Upfront Products Revenue

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$268.6	$203.3	$65.3	32%
Percentage of total revenue	22%	19%
Nine months ended	$973.5	$586.8	$386.7	66%
Percentage of total revenue	26%	19%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in the sale of IP products and hardware products driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$74.4	$61.0	$13.4	22%
Professional services and other revenue	150.5	127.3	23.2	18%
Total	$224.9	$188.3	$36.6	19%
Percentage of total revenue	18%	18%
Nine months ended
Maintenance revenue	$212.5	$172.6	$39.9	23%
Professional services and other revenue	425.6	346.7	78.9	23%
Total maintenance and service revenue	$638.1	$519.3	$118.8	23%
Percentage of total revenue	17%	17%
The increase in maintenance revenue for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in the volume of hardware and IP arrangements that include maintenance.

The increase in professional services and other revenue for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in the volume of IP consulting projects.
Cost of Revenue

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$164.1	$127.6	$36.5	29%
Cost of maintenance and service revenue	87.8	65.6	22.2	34%
Amortization of intangible assets	19.3	11.9	7.4	62%
Total	$271.2	$205.1	$66.1	32%
Percentage of total revenue	22%	19%
Nine months ended
Cost of products revenue	$480.2	$389.7	$90.5	23%
Cost of maintenance and service revenue	253.7	202.2	51.5	25%
Amortization of intangible assets	47.1	35.2	11.9	34%
Total	$781.0	$627.1	$153.9	25%
Percentage of total revenue	21%	21%
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
The increase in cost of revenue for the three months ended July 31, 2022 compared to the same period in fiscal 2021, was primarily due to increases of $30.9 million in personnel-related costs as a result of headcount increases from hiring and acquisitions, $13.6 million in hardware-related costs, $7.4 million in amortization of technology-related intangible assets, $7.1 million in costs to fulfill IP consulting arrangements, and $4.9 million in facility expenses. These increases were partially offset by a decrease of $1.1 million in the fair value of our executive deferred compensation plan assets.
The increase in cost of revenue for the nine months ended July 31, 2022 compared to the same period in fiscal 2021, was primarily due to increases of $78.3 million in personnel-related costs as a result of headcount increases from hiring and acquisitions, $48.8 million in hardware-related costs, $11.9 million in amortization of technology-related intangible assets, $9.4 million in costs to fulfill IP consulting arrangements, and $8.3 million in facility expenses. These increases were partially offset by a decrease of $9.4 million in the fair value of our executive deferred compensation plan assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$444.8	$371.1	$73.7	20%
Percentage of total revenue	36%	35%
Nine months ended	$1,218.8	$1,091.0	$127.8	12%
Percentage of total revenue	32%	36%
The increase in research and development expenses for the three months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to higher personnel-related costs of $58.4 million as a result of headcount increases from hiring and acquisitions as we continue to expand and enhance our product portfolio, increases of $9.3 million in facility expenses, and $3.3 million in consultant and contractor costs. These increases were partially offset by a decrease of $6.8 million in the fair value of our executive deferred compensation plan assets.
The increase in research and development expenses for the nine months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to higher personnel-related costs of $156.6 million as a result of headcount increases from hiring and acquisitions as we continue to expand and enhance our product portfolio, increases of $13.5 million in facility expenses, and $11.3 million in consultant and contractor costs. These increases were partially offset by a decrease of $68.9 million in the fair value of our executive deferred compensation plan assets.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$199.2	$171.4	$27.8	16%
Percentage of total revenue	16%	16%
Nine months ended	$571.3	$514.8	$56.5	11%
Percentage of total revenue	15%	17%
The increase in sales and marketing expenses for the three months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $21.1 million in personnel-related costs due to headcount increases from hiring and higher sales commissions, $3.5 million in travel and marketing expenses, and $2.3 million in facility expenses. These increases were partially offset by a decrease of $2.4 million in the fair value of our executive deferred compensation plan assets.
The increase in sales and marketing expenses for the nine months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $60.2 million in personnel-related costs due to headcount increases from hiring and higher sales commissions, $7.2 million in travel and marketing expenses, and $2.3 million in facility expenses. These increases were partially offset by a decrease of $20.8 million in the fair value of our executive deferred compensation plan assets.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	$91.5	$83.8	$7.7	9%
Percentage of total revenue	7%	8%
Nine months ended	$246.4	$234.0	$12.4	5%
Percentage of total revenue	6%	8%
The increase in general and administrative expenses for the three months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $8.9 million in legal, consulting and other professional fees, $2.0 million in personnel-related costs due to headcount increases from hiring, and $1.2 million in maintenance and depreciation expenses. These increases were partially offset by a decrease of $1.3 million in the fair value of our executive deferred compensation plan assets.
The increase in general and administrative expenses for the nine months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to increases of $23.1 million in legal, consulting and other professional fees, $12.9 million in maintenance and depreciation expenses, and $8.1 million in personnel-related costs due to headcount increases from hiring. These increases were partially offset by bad debt recoveries of $15.9 million and a decrease of $13.4 million in the fair value of our executive deferred compensation plan assets.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets
Amortization of intangible assets included within operating expenses consists of the amortization of trademarks, trade names and customer relationships related to acquisitions completed in prior years.

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended	7.1	8.6	(1.5)	(17)%
Percentage of total revenue	1%	1%
Nine months ended	23.0	25.3	(2.3)	(9)%
Percentage of total revenue	1%	1%
The decrease in amortization of intangible assets for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily due to certain intangible assets becoming fully amortized, partially offset by amortization expenses related to acquired intangible assets during the three and nine months ended July 31, 2022.
Restructuring Charges
In the third quarter of fiscal 2021, our management approved, committed and initiated a restructuring plan (the 2021 Plan) as part of a business reorganization. Total charges under the Plan consisting primarily of severance, retirement benefits, and lease abandonment costs, were $45.5 million, of which $12.1 million was incurred during the nine months ended July 31, 2022. The 2021 Plan was substantially completed in the first quarter of fiscal 2022.
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Other Income (Expense), Net

	July 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$2.7	$0.7	$2.0	286%
Interest expense	(0.4)	(0.8)	0.4	(50)%
Gains (losses) on assets related to executive deferred compensation plan	(1.1)	10.5	(11.6)	(110)%
Foreign currency exchange gains (losses)	(0.4)	2.8	(3.2)	(114)%
Other, net	1.6	(1.8)	3.4	(189)%
Total	$2.4	$11.4	$(9.0)	(79)%
Nine months ended
Interest income	$4.9	$1.4	$3.5	250%
Interest expense	(1.3)	(2.3)	1.0	(43)%
Gains (losses) on assets related to executive deferred compensation plan	(50.0)	62.7	(112.7)	(180)%
Foreign currency exchange gains (losses)	3.5	5.3	(1.8)	(34)%
Other, net	1.6	(5.2)	6.8	(131)%
Total	$(41.3)	$61.9	$(103.2)	(167)%
The decrease in other income (expense) for the three and nine months ended July 31, 2022 as compared to the same periods in fiscal 2021 was primarily due to the decrease in the fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, restructuring, and acquisition-related costs. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Semiconductor & System Design Segment

	July 31,
	2022	2021	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$380.8	$328.7	$52.1	16%
Adjusted operating margin	34%	34%	—%	—%
Nine months ended
Adjusted operating income	$1,285.4	$916.4	$369.0	40%
Adjusted operating margin	37%	33%	4%	12%
The increase in adjusted operating income for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in revenue from arrangements booked in prior periods.

Software Integrity Segment

	July 31,
	2022	2021	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$11.3	$8.7	$2.6	30%
Adjusted operating margin	10%	9%	1%	11%
Nine months ended
Adjusted operating income	$36.3	$25.0	$11.3	45%
Adjusted operating margin	11%	9%	2%	22%
The increase in the adjusted operating income for the three and nine months ended July 31, 2022 compared to the same periods in fiscal 2021 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rates for the three months and nine months ended July 31, 2022 are consistent with the same periods in fiscal 2021.
See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2022, we held $1,531.2 million in cash, cash equivalents and short-term investments. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities. We believe that the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents, invested in banks and securities with a weighted-average credit rating exceeding AA.
As of July 31, 2022, approximately $780.0 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
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
During the nine months ended July 31, 2022, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
The following sections discuss changes in our unaudited condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the nine months ended July 31, 2022.

Cash Flows

	Nine Months Ended July 31,
	2022	2021	$ Change
	(dollars in millions)
Cash provided by operating activities	$1,345.4	$1,122.1	$223.3
Cash used in investing activities	(531.3)	(385.9)	(145.4)
Cash used in financing activities	(825.2)	(589.4)	(235.8)
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
The increase in cash provided by operating activities for the nine months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to higher net income and higher AR collection, partially offset by timing of customer billings and higher disbursements for operations, including vendor and tax payments.
Cash Used in Investing Activities
The increase in cash used in investing activities for the nine months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to higher cash paid for acquisitions of $252.3 million and higher purchases of property and equipment of $36.0 million, partially offset by lower purchases of short-term investments of $72.8 million and higher proceeds from the sales and maturities of short-term investments of $69.7 million.
Cash Used in Financing Activities
The increase in cash used in financing activities for the nine months ended July 31, 2022 compared to the same period in fiscal 2021 was primarily due to higher stock repurchases of $184.2 million and higher income taxes paid for net share settlements of $44.8 million.
Credit and Term Loan Facilities
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (as amended and restated, the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). On January 22, 2021, the Credit Agreement was amended (Credit Agreement) to extend the termination date of the existing $650 million senior unsecured revolving credit facility from November 28, 2021 to January 22, 2024, which may be further extended at our option. Further, the Credit Agreement was also amended to provide an uncommitted incremental loan facility of up to $150.0 million in the aggregate principal amount. Our outstanding term loan borrowings under the previous credit agreement carried over under the Credit Agreement. The outstanding term loans under the Credit Agreement continued to amortize in quarterly installments with the balance repaid in full on November 26, 2021. There was no outstanding balance under the Revolver and the Term Loan as of July 31, 2022.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of July 31, 2022, we had $22.0 million outstanding balance under the agreement.
See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
Stock Repurchase Program
In December 2021, our Board approved a stock repurchase program (the Program) with authorization to purchase up to $1.0 billion of our common stock.
In May 2022, we entered into an accelerated stock repurchase agreement (the May 2022 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the May 2022 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in August 2022. Total shares purchased under the May 2022 ASR were approximately 0.6 million shares, at an average purchase price of $320.24 per share.
During the three months ended July 31, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $298.50 per share for an aggregate purchase price of $57.3 million.
As of July 31, 2022, $242.7 million remained available for future repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
The IR Act was enacted in the United States on August 16, 2022. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. We are assessing the potential impact of the stock repurchase excise tax, but based on our preliminary assessment, we do not expect a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Other Commitments — Credit and Term Loan Facilities, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of July 31, 2022, our exposure to market risk has not changed materially since October 31, 2021. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of July 31, 2022, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2022, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. A hearing with the Administrative Court was held on June 30, 2022; the next hearing is scheduled for September 22, 2022.
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
Outside of a slowdown in customer commitments in our Software Integrity segment, we have not seen evidence of impacts on customer orders from the COVID-19 pandemic to date. We cannot predict the stability of the economy as a whole or the industries in which we operate. Economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as a result of the effects of, among other things, the COVID-19 pandemic, a sustained global semiconductor shortage, increasing inflation and global interest rates, supply chain disruptions or delays, and any disruption of international trade relationships such as tariffs, export licenses or other government trade restrictions. Furthermore, China’s stated policy of becoming a global leader in the semiconductor industry may lead to increased competition and further disruption of international trade relationships, including, but not limited to, additional government trade restrictions. For more on risks related to government trade restrictions such as the U.S. government’s “Entity List,” see “Business Operations Risks–The global nature of our operations exposes us to increased risks and compliance obligations that may adversely affect our business.”
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
The growth of the EDA industry as a whole, our Semiconductor & System Design segment product sales, and, to some extent, our Software Integrity segment product sales, are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to the impact of the COVID-19 pandemic, a sustained global supply chain disruption or increasing inflation and global interest rates. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
Furthermore, the semiconductor and electronics industries have become increasingly complex ecosystems. Many of our customers outsource the manufacturing of their semiconductor designs to foundries. Our customers also frequently incorporate third-party IP, whether provided by us or other vendors, into their designs to improve the efficiency of their design process. We work closely with major foundries to ensure that our EDA, IP and manufacturing solutions are compatible with their manufacturing processes. Similarly, we work closely with other major providers of semiconductor IP, particularly microprocessor IP, to optimize our EDA tools for use with their IP designs and to assure that their IP and our own IP products work effectively together, as we may each provide for the design of separate components on the same chip. If we fail to optimize our EDA and IP solutions for use with major foundries’ manufacturing processes or major IP providers’ products, or if our access to such foundry processes or third-party IP products is hampered, then our solutions may become less desirable to our customers, resulting in an adverse effect on our business and financial condition.

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
Reduced customer spending or the loss of a small number of customers, particularly our large customers, could adversely affect our business and financial condition. In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective product offerings. Consolidated competitors could have considerable financial resources and channel influence as well as broad geographic reach, which would enable them to engage in competition on the basis of product differentiation, pricing, marketing, services, support and more. If any of our competitors consolidate or acquire businesses and technologies that we do not offer, they may be able to offer a larger technology portfolio, additional support and service capability or lower prices, which could negatively impact our business and operating results.
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

For example, the U.S. government has placed certain entities on the Entity List, restricting the sale of U.S. technologies to those named entities. As a result of this government action, unless and until the restriction is lifted, we are not able to ship technologies subject to the U.S. Export Administration Regulations (the Export Regulations) or provide support to these entities. Furthermore, any company with knowledge that a customer will use certain U.S. technologies to design or produce any item for a Huawei-affiliated company on the Entity List must obtain a license prior to any export of such technologies. The Bureau of Industry and Security (BIS) also added a military end user list, where they identified more than one hundred Chinese companies that are considered to be military end users. We believe that the restrictions imposed by the U.S. government thus far will not materially impact our business at this time, but cannot predict the impact that additional regulatory changes may have on our business in the future. Due to the nature of our business and technology, governmental authorities have and may continue to inquire into transactions between us and certain foreign entities. For example, we have received administrative subpoenas from BIS requesting production of information relating to transactions with certain Chinese entities. We believe we are in full compliance with all applicable regulations and are currently working with BIS to respond to its subpoenas. However, inquiries such as these are subject to a number of uncertainties, and we cannot predict the outcome of the inquiries or their potential effect on our operations or financial condition.

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
As of July 31, 2022, approximately 51% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, due to the impact of the COVID-19 pandemic or otherwise, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (IR Act) was enacted in the United States and includes a minimum tax rate of 15%, as well as tax credit incentives for reductions in greenhouse gas emissions. The details of the computation of the tax and implementation of the incentives will be subject to regulations to be issued by the U.S. Department of the Treasury. On August 9, 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was enacted in the United States to provide certain financial incentives to the semiconductor industry, primarily for manufacturing activities within the United States. We are continuing to monitor the IR Act and CHIPS Act and related regulatory developments to evaluate their potential impact on our business and operating results. For further discussion of the IR Act and CHIPS Act, see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Legislative Developments.”
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
In 2017, the HTA assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million, against Synopsys Hungary. Synopsys Hungary contested the assessment with the Administrative Court. As required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. A hearing with the Administrative Court was held on June 30, 2022; the next hearing is scheduled for September 22, 2022. For further discussion of the Hungary audit, see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Non-U.S. Examinations.”
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
In May 2022, we entered into an accelerated stock repurchase agreement (the May 2022 ASR) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the May 2022 ASR, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million was settled in August 2022. Total shares purchased under the May 2022 ASR were approximately 0.6 million shares at an average purchase price of $320.24 per share.
During the three months ended July 31, 2022, we also repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $298.50 per share for an aggregate purchase price of $57.3 million.
The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2022:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
May 1, 2022 through June 4, 2022	522,704	$306.10	522,704	$300,000,550
Month #2
June 5, 2022 through July 2, 2022	151,204	$298.00	—	$254,941,129
Month #3
July 3, 2022 through July 30, 2022	40,642	$300.33	—	$242,734,961
Total	714,550	$304.06	522,704	$242,734,961
(1)    As of July 31, 2022, $242.7 million remained available for future repurchases under the Program.
(2) Amounts are calculated based on the settlement date.
See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the Program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: August 19, 2022	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)