Form 10-Q
period 2023-01-31
SYNOPSYS INC
filed 2023-02-17
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 15, 2023, there were 152,301,677 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2023	October 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,154,873	$1,417,608
Short-term investments	147,050	147,913
Total cash, cash equivalents and short-term investments	1,301,923	1,565,521
Accounts receivable, net	1,035,323	796,091
Inventories	220,881	211,927
Prepaid and other current assets	470,272	439,130
Total current assets	3,028,399	3,012,669
Property and equipment, net	516,925	483,300
Operating lease right-of-use assets, net	586,892	559,090
Goodwill	3,864,833	3,842,234
Intangible assets, net	361,154	386,446
Deferred income taxes	719,082	670,653
Other long-term assets	488,339	463,695
Total assets	$9,565,624	$9,418,087
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$663,594	$809,403
Operating lease liabilities	66,326	54,274
Deferred revenue	1,995,077	1,910,822
Total current liabilities	2,724,997	2,774,499
Long-term operating lease liabilities	603,538	581,273
Long-term deferred revenue	172,794	154,472
Long-term debt	20,569	20,824
Other long-term liabilities	364,975	327,829
Total liabilities	3,886,873	3,858,897
Redeemable non-controlling interest	36,049	38,664
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,380 and 152,375 shares outstanding, respectively	1,524	1,524
Capital in excess of par value	1,292,900	1,487,126
Retained earnings	5,805,843	5,534,307
Treasury stock, at cost: 4,881 and 4,886 shares, respectively	(1,321,180)	(1,272,955)
Accumulated other comprehensive income (loss)	(142,333)	(234,277)
Total Synopsys stockholders’ equity	5,636,754	5,515,725
Non-controlling interest	5,948	4,801
Total stockholders’ equity	5,642,702	5,520,526
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$9,565,624	$9,418,087

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2023	2022
Revenue:
Time-based products	$782,313	$707,483
Upfront products	336,658	368,274
Total products revenue	1,118,971	1,075,757
Maintenance and service	242,369	194,498
Total revenue	1,361,340	1,270,255
Cost of revenue:
Products	174,367	165,399
Maintenance and service	91,347	78,225
Amortization of intangible assets	18,640	13,360
Total cost of revenue	284,354	256,984
Gross margin	1,076,986	1,013,271
Operating expenses:
Research and development	465,329	383,971
Sales and marketing	210,785	180,510
General and administrative	97,364	81,008
Amortization of intangible assets	6,717	9,000
Restructuring charges	40,859	11,746
Total operating expenses	821,054	666,235
Operating income	255,932	347,036
Other income (expense), net	23,292	(19,793)
Income before income taxes	279,224	327,243
Provision (benefit) for income taxes	10,597	13,902
Net income	$268,627	$313,341
Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,909)	(346)
Net income attributed to Synopsys	$271,536	$313,687

Net income per share attributed to Synopsys:
Basic	$1.78	$2.05
Diluted	$1.75	$1.99
Shares used in computing per share amounts:
Basic	152,401	153,218
Diluted	155,076	157,273
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended January 31,
	2023	2022
Net income	$268,627	$313,341
Other comprehensive income (loss):
Change in foreign currency translation adjustment	40,317	(613)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	1,158	(500)
Cash flow hedges:
Deferred gains (losses), net of tax $(14,807) and $230, respectively.	42,112	(1,585)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(3,099) and $(302), respectively.	8,357	845
Other comprehensive income (loss), net of tax effects	91,944	(1,853)
Comprehensive income	360,571	311,488
Less: net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,909)	(346)
Comprehensive income attributed to Synopsys	$363,480	$311,834
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2022	152,375	$1,524	$1,487,126	$5,534,307	$(1,272,955)	$(234,277)	$5,515,725	$4,801	$5,520,526
Net income				271,536			271,536	(294)	271,242
Other comprehensive income (loss), net of tax effects						91,944	91,944		91,944
Purchases of treasury stock	(806)	(8)	8		(260,724)		(260,724)		(260,724)
Equity forward contract, net			(45,000)				(45,000)		(45,000)
Common stock issued, net of shares withheld for employee taxes	811	8	(282,020)		212,499		(69,513)		(69,513)
Stock-based compensation			132,786				132,786	1,441	134,227
Balance at January 31, 2023	152,380	$1,524	$1,292,900	$5,805,843	$(1,321,180)	$(142,333)	$5,636,754	$5,948	$5,642,702

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2021	153,062	$1,531	$1,576,363	$4,549,713	$(782,866)	$(49,604)	$5,295,137	$3,806	$5,298,943
Net income				313,687			313,687	(346)	313,341
Other comprehensive income (loss), net of tax effects						(1,853)	(1,853)		(1,853)
Purchases of treasury stock	(701)	(7)	7		(245,000)		(245,000)		(245,000)
Equity forward contract, net			(5,000)				(5,000)		(5,000)
Common stock issued, net of shares withheld for employee taxes	895	9	(236,915)		170,937		(65,969)		(65,969)
Stock-based compensation			95,771				95,771		95,771
Balance at January 31, 2022	153,256	$1,533	$1,430,226	$4,863,400	$(856,929)	$(51,457)	$5,386,773	$3,460	$5,390,233

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net income	$268,627	$313,341
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	57,294	61,685
Reduction of operating lease right-of-use assets	23,903	21,010
Amortization of capitalized costs to obtain revenue contracts	18,850	16,737
Stock-based compensation	134,227	95,771
Allowance for credit losses	3,700	5,278
Deferred income taxes	(65,495)	(11,952)
Other non-cash	4,535	4,832
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(237,360)	(466,684)
Inventories	(8,610)	9,155
Prepaid and other current assets	(355)	(303)
Other long-term assets	(54,196)	(11,969)
Accounts payable and accrued liabilities	(144,258)	(223,223)
Operating lease liabilities	(17,629)	(19,477)
Income taxes	50,416	6,555
Deferred revenue	81,102	354,988
Net cash provided by operating activities	114,751	155,744
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	30,971	16,437
Purchases of short-term investments	(28,829)	(17,210)
Proceeds from sales of long-term investments	5,735	582
Purchases of long-term investments	—	(5,000)
Purchases of property and equipment	(43,500)	(41,751)
Acquisitions, net of cash acquired	—	(19,989)
Capitalization of software development costs	(624)	(494)
Other	—	(600)
Net cash used in investing activities	(36,247)	(68,025)
Cash flows from financing activities:
Repayment of debt	(1,294)	(75,938)
Issuances of common stock	22,338	30,835
Payments for taxes related to net share settlement of equity awards	(92,095)	(96,785)
Purchase of equity forward contract	(45,000)	(40,000)
Purchases of treasury stock	(260,724)	(210,000)
Other	—	(2,709)
Net cash used in financing activities	(376,775)	(394,597)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	35,675	(1,720)
Net change in cash, cash equivalents and restricted cash	(262,596)	(308,598)
Cash, cash equivalents and restricted cash, beginning of year	1,419,864	1,435,183
Cash, cash equivalents and restricted cash, end of period	$1,157,268	$1,126,585
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
Synopsys, Inc. (Synopsys, we, our or us) provides products and services used across the entire Silicon to Software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their code.
We are a global leader in electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. We also provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Design Automation segment.
We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. These products and services are part of our Design IP segment.
We are also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of our Software Integrity segment.
Note 2. Summary of Significant Accounting Policies and Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The condensed consolidated financial statements are unaudited but, in management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our quarterly results. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 as filed with the SEC on December 12, 2022 (our Annual Report).
Use of Estimates. To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and could have a material impact on our operating results and financial position.
Principles of Consolidation. The condensed consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year End. Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2023 and 2022 are both 52-week years. Fiscal 2023 will end on October 28, 2023. Fiscal 2022 ended on October 29, 2022. For presentation purposes, the condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Comparability. Certain reclassifications have been made to the prior period's condensed consolidated financial statements to conform to the current year presentation. The reclassifications did not have a material impact on the prior period's condensed consolidated balance sheets, statements of income, statements of comprehensive income and statements of cash flows.
Segment Reporting. Effective in the first quarter of fiscal 2023, we realigned our organizational structure to evaluate the results of our Design IP business separately, and our Chief Operating Decision Maker (CODM), our Chief

Executive Officer (CEO), now allocates resources and assesses performance against our key growth strategies based on this new organizational structure. As a result, we changed our reportable segments from two reportable segments to three reportable segments. The CODM now regularly reviews disaggregated information for the following three reportable segments: (1) Design Automation, which includes EDA tools, system integration solutions and other associated revenue categories, (2) Design IP, which includes IP products, and (3) Software Integrity, which includes a comprehensive solution for building integrity - security, quality and compliance testing - into the customers' software development lifecycle and supply chain. As such, prior period reportable segment results and related disclosures have been reclassified to reflect our current reportable segments.
Goodwill. As a result of the change to our reportable segments, we reassessed our reporting units for the evaluation of goodwill during the first quarter of fiscal 2023. Prior to this change, our reporting units were determined to be the same as reportable segments for the purpose of goodwill impairment assessment. Our reassessment determined that we now have three reporting units, which are the same as our reportable segments.
Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by us. The carrying amount of goodwill at each reporting unit is tested for impairment annually on the first day of the fourth fiscal quarter, or more frequently if facts and circumstances warrant a review. We perform either a qualitative or quantitative assessment for goodwill impairment test. When a quantitative goodwill impairment assessment is performed, we use an income approach based on discounted cash flow analysis, a market approach based on market multiples, or a combination of both. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment loss is recorded for the difference.
The change in reporting units was considered a triggering event, indicating a test for goodwill impairment was required before and after the change in reporting units. We performed those impairment tests, which did not result in the identification of an impairment loss as of January 31, 2023.
If assumptions or estimates with respect to our future performance vary from what is expected, including but not limited to those assumptions relating to inflationary pressure on costs, geopolitical uncertainties and the threat of additional COVID-19 variants, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Significant Accounting Policies. There have been no material changes to our significant accounting policies included in our Annual Report.
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
Note 3. Revenue
Disaggregated Revenue
The following table showed the percentage of revenue by product groups:

	Three Months Ended January 31,
	2023	2022
EDA	64.3%	61.3%
Design IP	25.2%	28.2%
Software Integrity	9.4%	8.5%
Other	1.1%	2.0%
Total	100.0%	100.0%
Contract Balances

The contract assets indicated below are presented as prepaid and other current assets in the condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
Contract balances were as follows:

	As of
	January 31, 2023	October 31, 2022
	(in thousands)
Contract assets, net	$259,146	$260,498
Unbilled receivables	$45,814	$46,254
Deferred revenue	$2,167,871	$2,065,294
During the three months ended January 31, 2023, we recognized revenue of $793.5 million that was included in the deferred revenue balance as of October 31, 2022.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $6.9 billion as of January 31, 2023, which includes $1.0 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 44% of the contracted but unsatisfied or partially unsatisfied performance obligations as of January 31, 2023, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three months ended January 31, 2023 and 2022, we recognized $24.7 million and $32.0 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of January 31, 2023 were $95.4 million and included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $18.9 million and $16.7 million during the three months ended January 31, 2023 and 2022, respectively, and included in sales and marketing expense in the condensed consolidated statements of income.
Note 4. Goodwill and Intangible Assets
Goodwill
As a result of the change in reporting units effective in the first quarter of fiscal 2023, we estimated the fair value of our new reporting units and reallocated goodwill to the reporting units using a relative fair value method. No impairment of goodwill was identified for any period presented.
The changes in the carrying amount of goodwill during the three months ended January 31, 2023 were as follows:

(in thousands)
Balance at October 31, 2022	$3,842,234
Adjustments	335
Effect of foreign currency translation	22,264
Balance at January 31, 2023	$3,864,833
Intangible Assets
Intangible assets as of January 31, 2023 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,083,703	$831,495	$252,208
Customer relationships	426,705	340,271	86,434
Contract rights intangible	191,859	189,826	2,033
Trademarks and trade names	52,795	34,947	17,848
Capitalized software development costs	49,215	46,584	2,631
Total	$1,804,277	$1,443,123	$361,154
Intangible assets as of October 31, 2022 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,083,703	$813,226	$270,477
Customer relationships	426,242	333,984	92,258
Contract rights intangible	190,666	188,262	2,404
Trademarks and trade names	52,795	34,054	18,741
Capitalized software development costs	48,591	46,025	2,566
Total	$1,801,997	$1,415,551	$386,446
Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Core/developed technology	$18,269	$12,848
Customer relationships	5,824	8,185
Contract rights intangible	371	727
Trademarks and trade names	893	600
Capitalized software development costs(1)	559	752
Total	$25,916	$23,112
(1) Amortization of capitalized software development costs is included in cost of products revenue in the condensed consolidated statements of income.
The following table presented the estimated future amortization of intangible assets as of January 31, 2023:

Fiscal year	(in thousands)
Remainder of fiscal 2023	$73,629
2024	88,333
2025	71,191
2026	58,688
2027	38,487
2028 and thereafter	30,826
Total	$361,154
Note 5. Balance Sheets Components

	As of
	January 31, 2023	October 31, 2022
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$313,844	$279,096
Capitalized commission, net	95,373	96,509
Other	79,122	88,090
Total	$488,339	$463,695

Accounts payable and accrued liabilities:
Payroll and related benefits	$381,889	$559,886
Other accrued liabilities	211,460	211,937
Accounts payable	70,245	37,580
Total	$663,594	$809,403

Other long-term liabilities:
Deferred compensation plan liabilities	$313,844	$279,096
Other	51,131	48,733
Total	$364,975	$327,829
Note 6. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments.
As of January 31, 2023, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$45,367	$—	$—	$—	$45,367
Total:	$45,367	$—	$—	$—	$45,367
Short-term investments:
U.S. government agency & T-bills	$24,851	$5	$(108)	$—	$24,748
Municipal bonds	2,695	—	—	(56)	2,639
Corporate debt securities	93,437	103	(304)	(852)	92,384
Asset-backed securities	27,507	19	(64)	(183)	27,279
Total:	$148,490	$127	$(476)	$(1,091)	$147,050
(1)See Note 7. Fair Value Measurements for further discussion on fair values.
The contractual maturities of our available-for-sale debt securities as of January 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$69,730	$69,137
1-5 years	73,891	73,155
5-10 years	2,547	2,519
>10 years	2,322	2,239
Total	$148,490	$147,050

As of October 31, 2022, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$77,683	$—	$—	$—	$77,683
Total:	$77,683	$—	$—	$—	$77,683
Short-term investments:
U.S. government agency & T-bills	$25,816	$—	$(174)	$(39)	$25,603
Municipal bonds	2,970	—	(12)	(80)	2,878
Corporate debt securities	95,899	7	(747)	(1,135)	94,024
Asset-backed securities	25,826	—	(149)	(269)	25,408
Total:	$150,511	$7	$(1,082)	$(1,523)	$147,913
(1)See Note 7. Fair Value Measurements for further discussion on fair values.
Restricted cash. We include amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is primarily associated with office leases.
The following table provided a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:

	As of
	January 31, 2023	October 31, 2022
	(in thousands)
Cash and cash equivalents	$1,154,873	$1,417,608
Restricted cash included in prepaid and other current assets	1,658	1,566
Restricted cash included in other long-term assets	737	690
Total cash, cash equivalents and restricted cash	$1,157,268	$1,419,864

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There was an immaterial impairment of a non-marketable equity security during the three months ended January 31, 2023. There was no impairment of non-marketable equity securities during the three months ended January 31, 2022.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value and provide qualitative and quantitative disclosures about such derivatives. We operate internationally and are exposed to potentially adverse movements in foreign currency exchange rates. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies.
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
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.
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
We did not record any gains or losses related to discontinuation of cash flow hedges during the three months ended January 31, 2023 and 2022.
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
The effects of the non-designated derivative instruments on the condensed consolidated statements of income were summarized as follows:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Gains (losses) recorded in other income (expense), net	$8,221	$446

The notional amounts in the table below for derivative instruments provided one measure of the transaction volume outstanding:

	As of
	January 31, 2023	October 31, 2022
	(in thousands)
Total gross notional amounts	$1,317,911	$1,386,140
Net fair value	$(3,737)	$(50,080)
Our exposure to market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following table represented the condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at January 31, 2023
Other current assets	$12,840	$57
Accrued liabilities	$16,433	$201
Balance at October 31, 2022
Other current assets	$2,315	$223
Accrued liabilities	$52,171	$447

The following table represented the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2023
Foreign exchange contracts	Revenue	$5,267	Revenue	$(3,967)
Foreign exchange contracts	Operating expenses	36,845	Operating expenses	(4,390)
Total		$42,112		$(8,357)
Three months ended January 31, 2022
Foreign exchange contracts	Revenue	$(816)	Revenue	$(571)
Foreign exchange contracts	Operating expenses	(769)	Operating expenses	(274)
Total		$(1,585)		$(845)

Note 7. Fair Value Measurements
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
On a recurring basis, we measure the fair value of certain of our assets and liabilities, which include cash equivalents, short-term investments, non-qualified deferred compensation plan assets, and foreign currency derivative contracts.
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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were summarized below as of January 31, 2023:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$45,367	45,367	$—	$—
Short-term investments:
U.S. government agency & T-bills	24,748	—	24,748	—
Municipal bonds	2,639	—	2,639	—
Corporate debt securities	92,384	—	92,384	—
Asset-backed securities	27,279	—	27,279	—
Prepaid and other current assets:
Foreign currency derivative contracts	12,897	—	12,897	—
Other long-term assets:
Deferred compensation plan assets	313,844	313,844	—	—
Total assets	$519,158	$359,211	$159,947	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$16,634	$—	$16,634	$—
Other long-term liabilities:
Deferred compensation plan liabilities	313,844	313,844	—	—
Total liabilities	$330,478	$313,844	$16,634	$—

Assets and liabilities measured at fair value on a recurring basis were summarized below as of October 31, 2022:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$77,683	$77,683	$—	$—
Short-term investments:
U.S. government agency & T-bills	25,603	—	25,603	—
Municipal bonds	2,878	—	2,878	—
Corporate debt securities	94,024	—	94,024	—
Asset-backed securities	25,408	—	25,408	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,538	—	2,538	—
Other long-term assets:
Deferred compensation plan assets	279,096	279,096	—	—
Total assets	$507,230	$356,779	$150,451	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$52,618	$—	$52,618	$—
Other long-term liabilities:
Deferred compensation plan liabilities	279,096	279,096	—	—
Total liabilities	$331,714	$279,096	$52,618	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 8. Restructuring Charges
In the first quarter of fiscal 2023, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2023 Plan). Total charges under the 2023 Plan are expected to be in the range of $40.0 million and $50.0 million, and consist primarily of severance costs. The 2023 Plan is anticipated to be completed in the third quarter of fiscal 2023.
During the first quarter of fiscal 2023, we recorded restructuring charges of $40.9 million and made payments of $0.2 million under the 2023 Plan. As of January 31, 2023, the outstanding restructuring related liabilities were $40.7 million and recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
Note 9. Credit and Term Loan Facilities
On December 14, 2022, we entered into a Fifth Extension and Amendment Agreement (the Fifth Amendment), which amended and restated our previous credit agreement, dated as of January 22, 2021 (as amended and restated, the Credit Agreement).
The Fifth Amendment increased the existing senior unsecured revolving credit facility (the Revolver) from $650.0 million to $850.0 million and extended the maturity date from January 22, 2024 to December 14, 2027, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental revolving loan facility of up to $150.0 million in the aggregate principal amount. The Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of January 31, 2023, we were in compliance with the financial covenant.

Borrowings bear interest at the adjusted term Secured Overnight Financing Rate (SOFR) plus an applicable margin between 0.785% and 0.975% based upon our consolidated leverage ratio. In addition, facility fees are payable on the Revolver at rates between 0.09% and 0.15% per year based on our leverage ratio on the daily amount of the revolving commitment.
There was no outstanding balance under the Revolver as of January 31, 2023 and October 31, 2022.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of January 31, 2023, we had $20.6 million outstanding balance under the agreement.
The carrying amount of the short-term and long-term debt approximates the estimated fair value.
Note 10. Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. These leases have various expiration dates through December 31, 2042, some of which include options to extend the leases for up to 10 years. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term and associated potential option payments are excluded from lease payments.
The components of our lease expense during the period presented were as follows:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Operating lease expense (1)	$24,348	$22,032
Variable lease expense (2)	4,325	2,124
Total lease expense	$28,673	$24,156
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented was as follows:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$21,053	$20,620
ROU assets obtained in exchange for operating lease liabilities	$44,339	$9,354
Lease term and discount rate information related to our operating leases as of the end of the period presented were as follows:

	As of
	January 31, 2023	October 31, 2022
Weighted-average remaining lease term (in years)	8.73	9.16
Weighted-average discount rate	2.27%	2.19%

The following table represented the maturities of our future lease payments due under operating leases as of January 31, 2023:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2023	$51,483
2024	104,982
2025	93,685
2026	83,259
2027	81,967
2028 and thereafter	333,494
Total future minimum lease payments	748,870
Less: Imputed interest	79,006
Total lease liabilities	$669,864
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of January 31, 2023 were as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2023	$11,923
2024	24,591
2025	24,479
2026	25,333
2027	26,452
2028 and thereafter	83,737
Total	$196,515

Note 11. Redeemable Non-controlling Interest
During the second quarter of fiscal 2022, we acquired 75% equity interest in OpenLight Photonics, Inc. (OpenLight) for cash consideration of $90.0 million. The remaining 25% equity interest in OpenLight is held by Juniper Networks, Inc. (the Minority Investor) from their contribution of IP and certain tangible assets.
The agreement with the Minority Investor contains redemption features whereby the interest held by the Minority Investor is redeemable either (1) at the option of the Minority Investor on or after the third anniversary of the acquisition or sooner in certain circumstances or (2) at our option beginning on the third anniversary of the acquisition. This option is exercisable at the greater of fair value at the time of redemption or $30.0 million and was valued at $10.1 million, resulting in a total consideration of $100.1 million.
During the three months ended January 31, 2023, OpenLight incurred a net loss of $10.5 million, of which $2.6 million was attributable to redeemable non-controlling interest. As of January 31, 2023, the carrying value of the redeemable non-controlling interest was $36.0 million in the condensed consolidated balance sheets.

Note 12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	January 31, 2023	October 31, 2022
	(in thousands)
Cumulative currency translation adjustments	$(115,875)	$(156,192)
Unrealized gains (losses) on derivative instruments, net of taxes	(25,017)	(75,486)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,441)	(2,599)
Total	$(142,333)	$(234,277)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$(3,967)	$(571)
Operating expenses	(4,390)	(274)
Total	$(8,357)	$(845)

Note 13. Stock Repurchase Program
In September 2022, our Board of Directors (the Board) approved a replenishment of our stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock.
In December 2022, we entered into an accelerated stock repurchase agreement (the December 2022 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the December 2022 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in February 2023. Total shares purchased under the December 2022 ASR were approximately 0.9 million shares, at an average purchase price of $335.39 per share.
During the three months ended January 31, 2023, we also repurchased on the open market approximately 18.2 thousand shares of our common stock at an average price of $314.77 per share for an aggregate purchase price of $5.7 million.
As of January 31, 2023, $1.1 billion remained available for future repurchases under the Program.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes were as follows:

	Three Months Ended January 31,
	2023(1)	2022(2)(3)
	(in thousands)
Total shares repurchased	806	701
Total cost of the repurchased shares	$260,724	$245,000
Reissuance of treasury stock	811	895
(1) Excluded the 107,020 shares and $45.0 million equity forward contract from the December 2022 ASR settled in February 2023.
(2) Included the 107,701 shares and $35.0 million equity forward contract from the August 2021 ASR settled in November 2021.

(3) Excluded the 161,215 shares and $40.0 million equity forward contract from the December 2021 ASR settled in February 2022.
Note 14. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Cost of products	$16,029	$11,207
Cost of maintenance and service	7,155	4,583
Research and development expense	69,231	49,540
Sales and marketing expense	24,907	17,801
General and administrative expense	16,905	12,640
Stock-based compensation expense before taxes	134,227	95,771
Income tax benefit	(21,570)	(15,429)
Stock-based compensation expense after taxes	$112,657	$80,342
During the three months ended January 31, 2023, we recognized stock-based compensation expense relating to restricted stock units (RSUs), granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value for the market-based RSUs granted during the three months ended January 31, 2023 was determined using the Monte Carlo simulation model with the following assumptions: expected volatility of 42.86%, risk-free interest rate of 4.63% and an expected term of 0.9 years. There were no market-based RSUs granted during the three months ended January 31, 2022.
As of January 31, 2023, we had $917.6 million of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.1 years. As of January 31, 2023, we had $60.3 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods were as follows:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Intrinsic value of awards exercised	$54,776	$112,925

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

The table below reconciled the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$271,536	$313,687
Denominator:
Weighted average common shares for basic net income per share	152,401	153,218
Dilutive effect of common share equivalents	2,675	4,055
Weighted average common shares for diluted net income per share	155,076	157,273
Net income per share attributed to Synopsys:
Basic	$1.78	$2.05
Diluted	$1.75	$1.99
Anti-dilutive employee stock-based awards excluded	527	170
Note 16. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
As described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, effective in the first quarter of fiscal 2023, we realigned our organizational structure to evaluate the results of our Design IP business separately, and our CODM now allocates resources and assesses performance against our key growth strategies based on this new organizational structure. As a result, we changed our reportable segments from two reportable segments to three reportable segments.
Our three reportable segments are: (1) Design Automation, which includes EDA tools, system integration solutions and other associated revenue categories, (2) Design IP, which includes IP products, and (3) Software Integrity, which includes a comprehensive solution for building integrity - security, quality and compliance testing - into the customers’ software development lifecycle and supply chain. Prior period reportable segment results and related disclosures have been reclassified to reflect our current reportable segments.
The financial information provided to and used by the CODM to assist in making operational decisions, allocating resources, and assessing performance includes consolidated financial information as well as revenue, adjusted operating income, and adjusted operating margin information for the Design Automation, Design IP and Software Integrity segments, accompanied by disaggregated information relating to revenue by geographic region.

Information by reportable segment was as follows:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Total Segments:
Revenue	$1,361,340	$1,270,255
Adjusted operating income	479,167	459,391
Adjusted operating margin	35%	36%
Design Automation:
Revenue	$889,846	$803,862
Adjusted operating income	346,009	293,271
Adjusted operating margin	39%	36%
Design IP:
Revenue	$343,651	$358,833
Adjusted operating income	117,625	154,121
Adjusted operating margin	34%	43%
Software Integrity:
Revenue	$127,843	$107,560
Adjusted operating income	15,533	11,999
Adjusted operating margin	12%	11%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of intangible assets, stock-based compensation, changes in the fair value of deferred compensation plan, restructuring charges, and certain other operating expenses, were presented in the table below to provide a reconciliation of the total adjusted operating income from segments to our consolidated operating income:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Total segment adjusted operating income	$479,167	$459,391
Reconciling items:
Amortization of intangible assets	(25,357)	(22,360)
Stock-based compensation expense	(134,227)	(95,771)
Deferred compensation plan	(20,197)	19,599
Restructuring charges	(40,859)	(11,746)
Other	(2,595)	(2,077)
Total operating income	$255,932	$347,036
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Revenue:
United States	$671,782	$610,334
Europe	135,007	132,717
China	197,778	212,823
Korea	145,792	114,355
Other	210,981	200,026
Consolidated	$1,361,340	$1,270,255
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 17. Other Income (Expense), Net
The following table presented the components of other income (expense), net:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Interest income	$6,899	$858
Interest expense	(264)	(500)
Gains (losses) on assets related to deferred compensation plan	20,197	(19,599)
Foreign currency exchange gains (losses)	2,700	(1,024)
Other, net	(6,240)	472
Total	$23,292	$(19,793)
Note 18. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presented the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2023	2022
	(in thousands)
Income before income taxes	$279,224	$327,243
Provision for income taxes	$10,597	$13,902
Effective tax rate	3.8%	4.2%
Our effective tax rate for the three months ended January 31, 2023 is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted, which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. Effective our fiscal 2023, the Tax Act requires that research and development expenditures are capitalized and amortized instead of being deducted when incurred. Domestic research is capitalized over five years and foreign research is capitalized over fifteen years. For fiscal 2023, this will result in a significant increase to our cash tax liabilities and will also decrease our effective tax rate due to increasing the foreign derived intangible income deduction. The impact to our cash tax liabilities will decrease over time as the research and development expenditures are amortized.
Our effective tax rate decreased in the three months ended January 31, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction, as a result of the Tax Act, offset by lower excess tax benefits from stock-based compensation.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $34 million.
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). In 2019, as required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary, and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. Hearings with the Administrative Court were held on June 30, 2022 and September 22, 2022. In response to a request by the Administrative Court, we filed an additional brief on November 23, 2022. The next hearing has been scheduled for April 25, 2023.
We are also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Legislative Developments
On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the United States. The IR Act includes a 15% minimum tax based primarily on global consolidated U.S. GAAP profits with a $1 billion minimum threshold. The tax takes effect in fiscal 2024, with the $1 billion threshold measured as an average over three years commencing in the current fiscal year. Computation of the tax includes adjustments which, among others, provide for an offset of income taxes paid or accrued in non-U.S. jurisdictions. The details of the computation will be subject to regulations to be issued by the U.S. Department of the Treasury. Synopsys will monitor regulatory developments and will continue to evaluate the impact, if any, of the minimum tax.

The IR Act includes provisions intended to mitigate climate change by, among others, providing tax credit incentives for reductions in greenhouse gas emissions. The details of the implementation of these incentives are subject to regulations to be released by the U.S. Department of the Treasury. Synopsys is monitoring these developments and will continue to evaluate opportunities to utilize these incentives in the future.

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

On August 9, 2022, the CHIPS and Science Act of 2022 (the CHIPS Act) was enacted in the United States. The CHIPS Act will provide financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States. We are evaluating potential opportunities related to the CHIPS Act.

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
Legal Settlement
There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since our Annual Report. See Note 10. Contingencies of our Annual Report for further information.
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
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities and strategies; the expected impact of U.S. and foreign government actions and regulatory changes, including export control restrictions, on our financial results; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and stock repurchases; our expected tax rate; and the impact of the ongoing COVID-19 pandemic. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys, Inc. (Synopsys, we, our or us) or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

The following summary of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on December 12, 2022 (our Annual Report).
Overview
Business Summary
We are a global leader in electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. We also provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Design Automation segment.
We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. These products and services are part of our Design IP segment.
We are also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of our Software Integrity segment.
Our Design Automation and Design IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, our sales could be affected based on their research and development budgets, and our customers’ spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs.
Our Software Integrity segment delivers products and services that enable software developers to test their code—while it is being written—for known security vulnerabilities and quality defects, as well as testing for open source security vulnerabilities and license compliance. Our Software Integrity customers are software developers across many industries, including, but also well beyond, the semiconductor and systems industries. Our Software Integrity products and services form a platform that helps our customers build security into the software development lifecycle and across the entire cyber supply chain.

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
Our growth strategy is based on maintaining and building on our leadership in our Design Automation products, expanding and proliferating our Design IP offerings, driving growth in the software security and quality market and continuing to expand our product portfolio and our total addressable market. Our revenue growth from period to period is expected to vary based on the mix of our time-based and upfront products. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
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
For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and other U.S. Export Regulations, see Part II, Item 1A, Risk Factors, “Industry Risks – We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
Impact of the Current Macroeconomic Environment and COVID-19
Uncertainty in the macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, including the unknown impact of current and future U.S. and Chinese trade regulations, changes in China-Taiwan relations and the war in Ukraine, fluctuations in foreign exchange rates, and associated global economic conditions have resulted in volatility in credit, equity and foreign currency markets.
These uncertain macroeconomic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. For example, we continued to experience a minor impact from the current macroeconomic environment in our Software Integrity segment as customers applied elevated levels of scrutiny to purchasing decisions, which has, in some cases, caused some customers to elect shorter term contracts due to their own budget uncertainty. Although we have not experienced a material adverse impact to date, if these uncertain macroeconomic conditions persist, they may have an adverse impact on certain aspects of our business.
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
See Part II, Item 1A, Risk Factors for further discussion of the impact of global macroeconomic uncertainty and the ongoing COVID-19 pandemic on our business, operations and financial condition.
Business Segments
Effective in the first quarter of fiscal 2023, we realigned our organizational structure to evaluate the results of our Design IP business separately, and our Chief Operating Decision Maker (CODM), our Chief Executive Officer, now allocates resources and assesses performance against our key growth strategies based on this new organizational structure. As a result, we changed our reportable segments from two reportable segments to three reportable segments. The CODM now regularly reviews disaggregated information for the following three reportable segments: (1) Design Automation, which includes EDA tools, system integration solutions and other associated revenue categories, (2) Design IP, which includes IP products, and (3) Software Integrity, which includes a comprehensive solution for building integrity - security, quality and compliance testing - into the customers' software development lifecycle and supply chain. As such, prior period reportable segment results and related disclosures have been reclassified to reflect our current reportable segments.
As a result of the change in reporting structure, financial information provided to and used by the CODM to assist in making operational decisions, allocating resources and assessing performance reflects consolidated financial information as well as revenue, adjusted operating income, and adjusted operating margin for the Design Automation, Design IP, and Software Integrity segments, accompanied by disaggregated information relating to revenues by geographic region.
Design Automation. This segment includes our advanced silicon design, verification products and services and system integration products. This segment also includes digital, custom and field programmable gate array (FPGA) IC design software, verification software and hardware products, system integration products and services, and manufacturing software products. Designers use these products to automate the highly complex IC design process and to reduce defects that could lead to expensive design or manufacturing re-spins or suboptimal end products.
Design IP. This segment includes our Design IP products that serve companies primarily in the semiconductor and electronics industries. We are a leading provider of high-quality, silicon-proven IP solutions for system-on-chips (SoCs). This includes IP that has been optimized to address specific application requirements for the mobile, automotive, digital home, internet of things and cloud computing markets, enabling designers to quickly develop SoCs in these areas.
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
Fiscal Year and Fiscal Quarter End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2023 and 2022 are 52-week years ending on October 28, 2023 and October 29, 2022, respectively.
Our results of operations for the three months of fiscal 2023 and 2022 ended on January 28, 2023 and January 29, 2022, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.

Russia-Ukraine Conflict

Due to the ongoing conflict between Russia and Ukraine and the related sanctions and other penalties imposed on Russia and Belarus by the United States, the European Union, the United Kingdom and other countries, we ceased all Synopsys business operations in Russia commencing in the second quarter of fiscal 2022. We do not have operations or employees in Ukraine. The cessation of our business operations in Russia has not had a material impact on our business, financial condition, or results of operations as our operations in Russia and our sales to customers in Russia and Belarus do not constitute a material portion of our business. Further, unless and until the U.S. government lifts its sanctions on Russia and Belarus, which are restricting the export of a broad range of U.S. technologies to those countries, we will continue to be unable to ship such technologies or provide support to anyone in Russia or Belarus. We are actively monitoring the Russia-Ukraine conflict and the potential impact it could have on our business, employees and our ability to sell our products and services to our customers. See Part II, Item 1A, Risk Factors for further discussion of the possible impact of the Russia-Ukraine Conflict on our business, operations and financial condition.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information on our significant accounting policies.
The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:
•Revenue recognition; and
•Valuation of business combinations.
See Critical Accounting Estimates section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for more information.
Results of Operations
Revenue
Our revenues are generated from three business segments: the Design Automation segment, the Design IP segment and the Software Integrity segment. See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information about our reportable segments and revenue by geographic regions.
Further disaggregation of the revenues into various products and services within these three segments is summarized as follows:
Design Automation Segment
•EDA solutions include digital, custom and FPGA IC design software, verification software and hardware products, system integration products and services, and obligations to provide unspecified updates and support services. EDA products and services are typically sold through Technology Subscription License (TSL) arrangements that grant customers the right to access and use all of the licensed products at the outset of an arrangement; software updates are generally made available throughout the entire term of the arrangement. The duration of our TSL contracts is generally 3 years, though it may vary for specific arrangements. We have concluded that the software licenses in TSL contracts are not distinct from the obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses and support represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. We recognize revenue for the combined performance obligation under TSL contracts ratably over the term of the license.
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
Design IP Segment
•Design IP includes our Synopsys IP portfolio. These arrangements generally have two performance obligations which consist of transferring of the licensed IP and providing related support, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. Revenue allocated to the IP licenses is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support is recognized over the support term. Royalties are recognized as revenue in the quarter in which the applicable customer sells its products that incorporate our IP. Payments for IP contracts are generally received upon delivery of the IP. Revenue related to the customization of certain IP is recognized over time, generally using costs incurred or hours expended to measure progress.
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
Total Revenue

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$889.8	$803.9	$85.9	11%
Design IP	343.7	358.8	(15.1)	(4)%
Software Integrity	127.8	107.6	20.2	19%
Total	$1,361.3	$1,270.3	$91.0	7%
Our revenues are subject to fluctuations, primarily due to customer requirements including the timing and value of contract renewals. For example, we experience fluctuations in our revenues due to factors such as the timing of IP product sales, Flexible Spending Account (FSA) drawdowns, royalties, and hardware products sales. As revenues from IP products sales and hardware products sales are recognized upfront, customer demand and timing requirements for such IP products and hardware products could result in increased variability of our total revenues.
Contracted but unsatisfied or partially unsatisfied performance obligations as of January 31, 2023 were $6.9 billion. The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three months ended January 31, 2023, including our contract balances as of such date, see Note 3 of the Notes to Condensed Consolidated Financial Statements.
The increase in total revenues for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was due to the continued organic growth of our business across a majority of product groups and geographies.
For a discussion of revenue by geographic areas, see Note 16 of the Notes to Condensed Consolidated Financial Statements.
Time-Based Products Revenue

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$782.3	$707.5	$74.8	11%
Percentage of total revenue	57%	56%

The increase in time-based products revenue for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily attributable to an increase in TSL license revenue and higher renewals from arrangements booked in prior periods.
Upfront Products Revenue

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$336.7	$368.3	$(31.6)	(9)%
Percentage of total revenue	25%	29%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The decrease in upfront products revenue for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to a decrease in the sale of IP products, partially offset by an increase in the sale of hardware products, driven by timing of customer demands.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware products sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$81.4	$65.5	$15.9	24%
Professional services and other revenue	161.0	129.0	32.0	25%
Total	$242.4	$194.5	$47.9	25%
Percentage of total revenue	18%	15%
The increase in maintenance revenue for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to an increase in the volume of hardware arrangements that include maintenance.

The increase in professional services and other revenue for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was due to the timing of IP customization projects.
Cost of Revenue

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$174.4	$165.4	$9.0	5%
Cost of maintenance and service revenue	91.3	78.2	13.1	17%
Amortization of intangible assets	18.6	13.4	5.2	39%
Total	$284.3	$257.0	$27.3	11%
Percentage of total revenue	21%	20%
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
Cost of maintenance and service revenue. Cost of maintenance and service revenue includes costs to deliver our maintenance services, such as hotline and on-site support, production services and documentation of maintenance updates.
Amortization of intangible assets. Amortization of intangible assets, included in cost of revenue, consists of the amortization of core/developed technology and certain contract rights intangible assets.
The increase in cost of revenue for the three months ended January 31, 2023 compared to the same period in fiscal 2022, was primarily due to increases of $23.5 million in employee-related costs as a result of headcount increases from hiring and acquisitions, $5.2 million in amortization of technology-related intangible assets, $4.3 million in facility costs, and $2.8 million in the fair value of our executive deferred compensation plan assets. These increases were partially offset by a decrease of $12.8 million in hardware-related costs.

Operating Expenses
Research and Development

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$465.3	$384.0	$81.3	21%
Percentage of total revenue	34%	30%
The increase in research and development expenses for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $45.2 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $25.0 million in the fair value of our executive deferred compensation plan assets, and $9.7 million in facility costs.

Sales and Marketing

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$210.8	$180.5	$30.3	17%
Percentage of total revenue	15%	14%
The increase in sales and marketing expenses for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $11.3 million in employee-related costs due to headcount increases, $6.0 million in travel and marketing expenses due to an increased number of in-person meetings and events, $5.9 million in the fair value of our executive deferred compensation plan assets, and $2.2 million in facility costs.
General and Administrative

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$97.4	$81.0	$16.4	20%
Percentage of total revenue	7%	6%
The increase in general and administrative expenses for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $10.7 million in employee-related costs due to headcount increases from hiring, $6.2 million in the fair value of our executive deferred compensation plan assets, and $2.4 million in legal, consulting and other professional fees.
Amortization of Intangible Assets
Amortization of intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships related to acquisitions.

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	6.7	9.0	(2.3)	(26)%
Percentage of total revenue	—%	1%
The decrease in amortization of intangible assets for the three months ended January 31, 2023 compared to the same periods in fiscal 2022 was primarily due to certain intangible assets becoming fully amortized.
Restructuring Charges
In the first quarter of fiscal 2023, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2023 Plan). Total charges under the 2023 Plan are expected to be in the range of $40.0 million and $50.0 million, and consist primarily of severance costs. The 2023 Plan is anticipated to be completed in the third quarter of fiscal 2023. We recorded restructuring charges of $40.9 million in the first quarter of fiscal 2023.
See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information.

Other Income (Expense), Net

	January 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$6.9	$0.9	$6.0	667%
Interest expense	(0.3)	(0.5)	0.2	(40)%
Gains (losses) on assets related to executive deferred compensation plan	20.2	(19.6)	39.8	(203)%
Foreign currency exchange gains (losses)	2.7	(1.0)	3.7	(370)%
Other, net	(6.2)	0.4	(6.6)	(1,650)%
Total	$23.3	$(19.8)	$43.1	(218)%
The increase in other income (expense) for the three months ended January 31, 2023 as compared to the same period in fiscal 2022 was primarily due to the increase in the fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, changes in the fair value of deferred compensation plan, restructuring charges, and certain other operating expenses. See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information.
Design Automation Segment

	January 31,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$346.0	$293.3	$52.7	18%
Adjusted operating margin	39%	36%	3%	8%
The increase in adjusted operating income for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to an increase in revenue from arrangements booked in prior periods.

Design IP Segment

	January 31,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$117.6	$154.1	$(36.5)	(24)%
Adjusted operating margin	34%	43%	(9)%	(21)%
The decrease in adjusted operating income for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to a decrease in the revenue of IP products driven by timing of customer demands and an increase in employee-related costs due to headcount increases.
Software Integrity Segment

	January 31,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$15.5	12.0	$3.5	29%
Adjusted operating margin	12%	11%	1%	9%
The increase in adjusted operating income for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate decreased in the three months ended January 31, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction, as a result of the Tax Act, offset by lower excess tax benefits from stock-based compensation.
See Note 18 of the Notes to Condensed Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2023, we held $1.3 billion in cash, cash equivalents and short-term investments. We also held $2.4 million in restricted cash primarily associated with deposits for office leases. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities. We believe that the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents, invested in banks and securities with a weighted-average credit rating exceeding AA.
As of January 31, 2023, approximately $846.8 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
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
Effective fiscal 2023, our research and development expenditures are required to be capitalized and amortized under the Tax Act instead of being deducted when incurred for US tax purposes. This results in a significant increase to our cash tax liabilities for fiscal 2023. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further discussion.
During the three months ended January 31, 2023, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the three months ended January 31, 2023.
Cash Flows

	Three Months Ended January 31,
	2023	2022	$ Change
	(dollars in millions)
Cash provided by operating activities	$114.8	$155.7	$(40.9)
Cash used in investing activities	(36.2)	(68.0)	31.8
Cash used in financing activities	(376.8)	(394.6)	17.8
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
The decrease in cash provided by operating activities for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to lower net income and timing of customer billings, partially offset by lower disbursements for operations, including vendor and tax payments.
Cash Used in Investing Activities
The decrease in cash used in investing activities for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to lower cash paid for acquisitions of $20.0 million, higher proceeds from the sales and maturities of investments of $19.7 million, partially offset by higher purchases of investments of $6.6 million.
Cash Used in Financing Activities
The decrease in cash used in financing activities for the three months ended January 31, 2023 compared to the same period in fiscal 2022 was primarily due to lower debt repayments of $74.6 million, partially offset by higher stock repurchases of $55.7 million.
Credit and Term Loan Facilities
On December 14, 2022, we entered into a Fifth Extension and Amendment Agreement (the Fifth Amendment), which amended and restated our previous credit agreement, dated as of January 22, 2021 (as amended and restated, the Credit Agreement).
The Fifth Amendment increased the existing senior unsecured revolving credit facility (the Revolver) from $650.0 million to $850.0 million and extended the maturity date from January 22, 2024 to December 14, 2027, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental revolving loan facility of up to $150.0 million in the aggregate principal amount. The Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. There was no outstanding balance under the Revolver as of January 31, 2023.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2023, we had $20.6 million outstanding balance under the agreement.
See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information.
Stock Repurchase Program
In September 2022, our Board of Directors (the Board) approved a replenishment of our stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock.
In December 2022, we entered into an accelerated stock repurchase agreement (the December 2022 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the December 2022 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in February 2023. Total shares purchased under the December 2022 ASR were approximately 0.9 million shares, at an average purchase price of $335.39 per share.
During the three months ended January 31, 2023, we also repurchased on the open market approximately 18.2 thousand shares of our common stock at an average price of $314.77 per share for an aggregate purchase price of $5.7 million.
As of January 31, 2023, $1.1 billion remained available for future repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
The IR Act was enacted in the United States on August 16, 2022. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. We are assessing the potential impact of the stock repurchase excise tax. Based on our preliminary assessment, we do not expect a material impact on our overall capital allocation strategy or our consolidated financial statements. Risks related to the IR Act are described in Part II, Item 1A, Risk Factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Other Commitments — Credit and Term Loan Facilities, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of January 31, 2023, our exposure to market risk had not changed materially since October 31, 2022. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of January 31, 2023, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2023, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Hungarian Tax Matter
See Note 18 of the Notes to Condensed Consolidated Financial Statements for a discussion of our Hungary audit under the heading “Non-U.S. Examinations.”
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
Synopsys is not named as a respondent or defendant in any of the aforementioned actions; however, certain of the respondents and defendants are Synopsys customers and have sought defense and indemnity from Synopsys under their End User License Agreements in response to Bell Semic’s allegations. Synopsys is defending some of its customers consistent with the terms of its End User License Agreement.
In November and December 2022, Synopsys and other EDA vendors filed actions for Declaratory Judgment of invalidity and/or non-infringement as to each of the six patents asserted by Bell Semic in the aforementioned actions. Synopsys and other EDA vendors also filed Motions for Preliminary Injunction seeking to enjoin Bell Semic from proceeding with the ITC investigations and patent infringement lawsuits.

Item 1A.	Risk Factors
A description of the risk factors associated with our business is set forth below. Some of these risks are highlighted in the following discussion and in Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, and Quantitative and Qualitative Disclosures About Market Risk. The occurrence of any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, operating results and stock price. These risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Investors should carefully consider all relevant risks and uncertainties before investing in our common stock.
Industry Risks
Uncertainty in the macroeconomic environment, and its potential impact on the semiconductor and electronics industries, may negatively affect our business, operating results and financial condition.
Uncertainty in the macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates, and the ongoing COVID-19 pandemic, could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts. For example, we continued to experience a minor impact from the current macroeconomic environment in our Software Integrity segment as customers applied elevated levels of scrutiny to purchasing decisions, which has, in some cases, caused some customers to elect shorter term contracts due to their own budget uncertainty.
If these macroeconomic uncertainties persist and economic conditions continue to deteriorate, then the semiconductor and electronics industries could fail to grow. Additionally, China’s stated policy of becoming a global leader in the semiconductor industry may lead to increased competition and further disruption of international trade relationships, including, but not limited to, additional government trade restrictions. For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and Export Regulations (as defined below), see “Industry Risks – We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
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
The growth of the EDA industry as a whole, sales in our Design Automation and Design IP segments, and, to some extent, our Software Integrity segment sales are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to increased global inflationary pressures and interest rates, a continued or worsening global supply chain disruption, or the impact of the ongoing COVID-19 pandemic. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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
In our Design Automation segment, we compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Siemens EDA. We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process. Moreover, our customers internally develop design tools and capabilities that compete with our products.
In our Design IP segment, we compete against a growing number of silicon IP providers as well as our customers’ internally developed IP.
In our Software Integrity segment, we compete with other solution providers, many of which focus on specific aspects of software security or quality analysis. We also compete with frequent new entrants, which include start-up companies and more established software companies.
The industries in which we operate are highly competitive, with new competitors entering these markets both domestically and internationally. For example, China has implemented national policies favoring Chinese companies and has formed government-backed investment funds as it seeks to build independent EDA capabilities and compete internationally in the semiconductor industry. The demand for our products and services is dynamic and depends on a number of factors, including demand for our customers’ products, design starts and our customers’ budgetary constraints. Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. For example, the adoption of cloud computing and artificial intelligence technologies can bring new demands and also challenges in terms of disruption to both business models and our existing technology offerings. Semiconductor device functionality requirements continually increase while feature widths decrease, substantially increasing the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand an overall lower total cost of design, which can lead to the consolidation of their purchases with one vendor. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
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
•Economic recessions or uncertainty in financial markets, including the impact of increased global inflationary pressures and interest rates;
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
There is inherent risk, based on the complex relationships between certain Asian countries such as China, where we derive a growing percentage of our revenue, and the United States, that political, diplomatic or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations as described above, and other geopolitical risks with respect to China and Taiwan may cause disruptions in the markets and industries we serve and our supply chain, decreased demand from customers for products using our solutions or other disruptions which could, directly or indirectly, materially harm our business, financial condition and results of operations. For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and Export Regulations see “Industry Risks – We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”

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
The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including the duration and scope of the pandemic, its overall negative impact on the global economy and, in some cases, the regional and national economies of areas experiencing localized surges in COVID-19 cases, continued responses by governments and businesses to COVID-19 and its variants, acceptance and effectiveness of vaccines, the ability of our business partners and third-party providers to fulfill their responsibilities and commitments, the ability to secure adequate and timely supply of equipment and materials from suppliers for our hardware products, and the ability to develop and deliver our products. In addition, continued weak or worsening economic conditions may result in impairment in value of our tangible and intangible assets. The impact of the ongoing COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this Risk Factors section.
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
•Changes in demand for our products due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to increased global inflationary pressures and interest rates, a sustained global semiconductor shortage, the ongoing COVID-19 pandemic or other reasons;
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
For example, we discovered unauthorized third-party access to our products and product license files hosted on our SolvNet Plus customer license and product delivery system in 2015. It is possible that our security measures may be circumvented again in the future, and any such breach could adversely impact our business, operations and reputation. The techniques used to obtain unauthorized access to networks or to sabotage systems change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that have access to our network and store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. Our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards. However, that is no guarantee that a breach will not still occur. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings, or if we are selected as a vendor for our cloud-based solutions, our proprietary information could be misappropriated by third parties despite our attempts to validate the security of such services. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business and our ability to sell our products and services.
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
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including as a result of delays or disruptions, export control restrictions or the ongoing COVID-19 pandemic, could adversely affect our operating results and financial condition.
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
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain, including the effects of increased global inflationary pressures and interest rates, a sustained global semiconductor shortage and the COVID-19 pandemic.
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
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products are alleged to infringe on a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments, or require us to redesign certain of our products, any one of which could harm our business and operating results. For example, some customers have requested we defend and indemnify them against claims for patent infringement asserted in various district courts and at the U.S. International Trade Commission by Bell Semiconductor LLC (Bell Semic), a patent monetization entity, based on Bell Semic’s allegation that the customers’ use of one or more features of certain of our products infringes one or more of six patents held by Bell Semic. We are defending some of our customers consistent with the terms of our End User License Agreement.

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
The inclusion of third-party intellectual property in our products can also subject us and our customers to infringement claims. We may not be able to sufficiently limit our potential liability contractually. Regardless of outcome, infringement claims may require us to use significant resources and may divert management’s attention from the operation of our business.
Some of our products and technology, including those we acquire, may include software licensed under open source licenses. Some open source licenses could require us, under certain circumstances, to make available or grant licenses to any modifications or derivative works we create based on the open source software. The risks associated with open source usage may not be eliminated despite our best efforts and may, if not properly addressed, result in unanticipated obligations that harm our business.
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
As of January 31, 2023, approximately 65% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
Legal and Regulatory Risks
Our results could be adversely affected by a change in our effective tax rate, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or future changes to our tax structure.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense, or limitations on our ability to utilize tax credits, could result in a material increase in our tax expense and impact our financial position and cash flows. For example, in response to the fiscal impact of the COVID-19 pandemic, the State of California enacted legislation on June 29, 2020 that suspends the use of certain corporate research and development tax credits for a three-year period beginning in our fiscal 2021, which resulted in an increase to our tax expense. On February 9, 2022, California Governor Newsom signed into law 2022 CA SB 113, which shortened the previously enacted suspension on the use of research and development tax credits to a two-year period covering our fiscal 2021 and 2022.
On December 22, 2017, the Tax Act was enacted, which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain provisions that began to affect our income in the first quarter of fiscal 2019, while other sections of the Tax Act and related regulations will begin to affect our business in the first quarter of fiscal 2023. One of these provisions includes the requirement to capitalize and amortize research and development expenditures instead of expensing such expenditures as incurred. This will result in a significant increase to our cash tax liability and will also decrease our effective tax rate due to increasing the foreign derived intangible income deduction. The state of future legislation remains uncertain and, if enacted, may materially affect our financial position.
On August 16, 2022, the Inflation Reduction Act of 2022 (IR Act) was enacted in the United States. The IR Act includes a 15% minimum tax rate, as well as tax credit incentives for reductions in greenhouse gas emissions. The details of the computation of the tax and implementation of the incentives will be subject to regulations to be issued by the U.S. Department of the Treasury. On August 9, 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was enacted in the United States to provide certain financial incentives to the semiconductor industry, primarily for manufacturing activities within the United States. We are continuing to monitor the IR Act and CHIPS Act and related regulatory developments to evaluate their potential impact on our business and operating results.
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2023 and 2024. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
Our income and non-income tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We may also be liable for potential tax liabilities of businesses we acquire, including future taxes payable related to the transition tax on earnings from their foreign operations, if any, under the Tax Act. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made. For further discussion on any ongoing audits, see Note 18 of the Notes to Condensed Consolidated Financial Statements under the heading "Non-U.S. Examinations."
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board (FASB). These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other ESG matters in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult and time-consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.
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
Regardless of how well designed and operated it is, a control system can provide only reasonable assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our compliance programs and compliance training for employees may not prevent our employees, contractors or agents from breaching or circumventing our policies or violating applicable laws and regulations. Failure of our control systems and compliance programs to prevent error, fraud or violations of law could have a material adverse impact on our business.
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
In December 2022, we entered into an accelerated stock repurchase agreement (the December 2022 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the December 2022 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in February 2023. Total shares purchased under the December 2022 ASR were approximately 0.9 million shares at an average purchase price of $335.39 per share.
During the three months ended January 31, 2023, we also repurchased on the open market approximately 18.2 thousand shares of our common stock at an average price of $314.77 per share for an aggregate purchase price of $5.7 million.
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2023:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
October 30, 2022 through December 3, 2022	—	$—	—	$1,400,000,207
Month #2
December 4, 2022 through December 31, 2022	787,978	$323.81	787,474	$1,099,841,437
Month #3
January 1, 2023 through January 28, 2023	17,680	$314.76	—	$1,094,276,393
Total	805,658	$323.62	787,474	$1,094,276,393
(1)    As of January 31, 2023, $1.1 billion remained available for future repurchases under the Program.
(2) Amounts are calculated based on the settlement date.
See Note 13 of the Notes to Condensed Consolidated Financial Statements for more information on the Program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1*	Executive Incentive Plan, as amended					X
10.2*	Offer Letter dated November 23, 2022 by and between Shelagh Glaser and Synopsys, Inc.	8-K	000-19807	10.1	11/29/2022
10.3	Fifth Extension and Amendment Agreement, dated December 14, 2022, among Synopsys as Borrower, the Lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	10.1	12/14/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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
+ This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: February 17, 2023	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)