Form 10-Q
period 2023-04-30
SYNOPSYS INC
filed 2023-05-19
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 17, 2023, there were 152,159,561 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2023	October 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,544,592	$1,417,608
Short-term investments	150,846	147,913
Total cash, cash equivalents and short-term investments	1,695,438	1,565,521
Accounts receivable, net	779,892	796,091
Inventories	256,426	211,927
Prepaid and other current assets	429,179	439,130
Total current assets	3,160,935	3,012,669
Property and equipment, net	546,439	483,300
Operating lease right-of-use assets, net	576,727	559,090
Goodwill	3,888,249	3,842,234
Intangible assets, net	357,113	386,446
Deferred income taxes	774,391	670,653
Other long-term assets	486,878	463,695
Total assets	$9,790,732	$9,418,087
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$701,816	$809,403
Operating lease liabilities	78,056	54,274
Deferred revenue	1,968,808	1,910,822
Total current liabilities	2,748,680	2,774,499
Long-term operating lease liabilities	591,667	581,273
Long-term deferred revenue	191,413	154,472
Long-term debt	20,201	20,824
Other long-term liabilities	365,949	327,829
Total liabilities	3,917,910	3,858,897
Redeemable non-controlling interest	35,877	38,664
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,251 and 152,375 shares outstanding, respectively	1,523	1,524
Capital in excess of par value	1,330,072	1,487,126
Retained earnings	6,075,009	5,534,307
Treasury stock, at cost: 5,010 and 4,886 shares, respectively	(1,428,748)	(1,272,955)
Accumulated other comprehensive income (loss)	(145,997)	(234,277)
Total Synopsys stockholders’ equity	5,831,859	5,515,725
Non-controlling interest	5,086	4,801
Total stockholders’ equity	5,836,945	5,520,526
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$9,790,732	$9,418,087

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Revenue:
Time-based products	$808,196	$723,821	$1,590,509	$1,431,304
Upfront products	345,524	336,625	682,182	704,899
Total products revenue	1,153,720	1,060,446	2,272,691	2,136,203
Maintenance and service	241,143	218,783	483,512	413,281
Total revenue	1,394,863	1,279,229	2,756,203	2,549,484
Cost of revenue:
Products	184,732	150,690	359,099	316,089
Maintenance and service	95,410	87,666	186,757	165,891
Amortization of intangible assets	17,872	14,455	36,512	27,815
Total cost of revenue	298,014	252,811	582,368	509,795
Gross margin	1,096,849	1,026,418	2,173,835	2,039,689
Operating expenses:
Research and development	485,597	389,964	950,926	773,935
Sales and marketing	222,115	191,573	432,900	372,083
General and administrative	91,083	73,957	188,447	154,965
Amortization of intangible assets	6,582	6,912	13,299	15,912
Restructuring charges	4,140	311	44,999	12,057
Total operating expenses	809,517	662,717	1,630,571	1,328,952
Operating income	287,332	363,701	543,264	710,737
Other income (expense), net	4,253	(23,913)	27,545	(43,706)
Income before income taxes	291,585	339,788	570,809	667,031
Provision (benefit) for income taxes	21,637	45,896	32,234	59,798
Net income	$269,948	$293,892	$538,575	$607,233
Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,962)	(889)	(5,871)	(1,235)
Net income attributed to Synopsys	$272,910	$294,781	$544,446	$608,468

Net income per share attributed to Synopsys:
Basic	$1.79	$1.93	$3.57	$3.97
Diluted	$1.76	$1.89	$3.51	$3.88
Shares used in computing per share amounts:
Basic	152,187	153,090	152,294	153,154
Diluted	154,730	156,167	155,044	156,815
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Net income	$269,948	$293,892	$538,575	$607,233
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(8,788)	(39,999)	31,529	(40,612)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	380	(1,173)	1,538	(1,673)
Cash flow hedges:
Deferred gains (losses), net of tax $1,959 and $(12,848) for the three and six months ended April 30, 2023, respectively, and of $9,181 and $9,411 for each of the same periods in fiscal 2022, respectively.	(4,530)	(21,132)	37,582	(22,717)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(3,497) and $(6,596), for each of the three and six months ended April 30, 2023, and of $(170) and $(472) for each of the same periods in fiscal 2022, respectively.	9,274	662	17,631	1,507
Other comprehensive income (loss), net of tax effects	(3,664)	(61,642)	88,280	(63,495)
Comprehensive income	266,284	232,250	626,855	543,738
Less: net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,962)	(889)	(5,871)	(1,235)
Comprehensive income attributed to Synopsys	$269,246	$233,139	$632,726	$544,973
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2023	152,380	$1,524	$1,292,900	$5,805,843	$(1,321,180)	$(142,333)	$5,636,754	$5,948	$5,642,702
Net income				272,910			272,910	(366)	272,544
Other comprehensive income (loss), net of tax effects						(3,664)	(3,664)		(3,664)
Purchases of treasury stock	(825)	(8)	8		(300,000)		(300,000)		(300,000)
Common stock issued, net of shares withheld for employee taxes	696	7	(106,258)	(312)	192,432		85,869		85,869
Stock-based compensation			142,293				142,293	965	143,258
Adjustments to redeemable non-controlling interest				(3,432)			(3,432)		(3,432)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,129				1,129	(1,461)	(332)
Balance at April 30, 2023	152,251	$1,523	$1,330,072	$6,075,009	$(1,428,748)	$(145,997)	$5,831,859	$5,086	$5,836,945

Balance at October 31, 2022	152,375	$1,524	$1,487,126	$5,534,307	$(1,272,955)	$(234,277)	$5,515,725	$4,801	$5,520,526
Net income				544,446			544,446	(660)	543,786
Other comprehensive income (loss), net of tax effects						88,280	88,280		88,280
Purchases of treasury stock	(1,631)	(16)	16		(560,724)		(560,724)		(560,724)
Equity forward contract, net			(45,000)				(45,000)		(45,000)
Common stock issued, net of shares withheld for employee taxes	1,507	15	(388,278)	(312)	404,931		16,356		16,356
Stock-based compensation			275,079				275,079	2,406	277,485
Adjustments to redeemable non-controlling interest				(3,432)			(3,432)		(3,432)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,129				1,129	(1,461)	(332)
Balance at April 30, 2023	152,251	$1,523	$1,330,072	$6,075,009	$(1,428,748)	$(145,997)	$5,831,859	$5,086	$5,836,945

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2022	153,256	$1,533	$1,430,226	$4,863,400	$(856,929)	$(51,457)	$5,386,773	$3,460	$5,390,233
Net income				294,781			294,781	(341)	294,440
Other comprehensive income (loss), net of tax effects						(61,642)	(61,642)		(61,642)
Purchases of treasury stock	(984)	(9)	9		(290,000)		(290,000)		(290,000)
Equity forward contract, net			40,000				40,000		40,000
Common stock issued, net of shares withheld for employee taxes	683	6	(62,815)		147,695		84,886		84,886
Stock-based compensation			110,061				110,061		110,061
Adjustments to redeemable non-controlling interest				(548)			(548)		(548)
Balance at April 30, 2022	152,955	$1,530	$1,517,481	$5,157,633	$(999,234)	$(113,099)	$5,564,311	$3,119	$5,567,430

Balance at October 31, 2021	153,062	$1,531	$1,576,363	$4,549,713	$(782,866)	$(49,604)	$5,295,137	$3,806	$5,298,943
Net income				608,468			608,468	(687)	607,781
Other comprehensive income (loss), net of tax effects						(63,495)	(63,495)		(63,495)
Purchases of treasury stock	(1,685)	(16)	16		(535,000)		(535,000)		(535,000)
Equity forward contract, net			35,000				35,000		35,000
Common stock issued, net of shares withheld for employee taxes	1,578	15	(299,730)		318,632		18,917		18,917
Stock-based compensation			205,832				205,832		205,832
Adjustments to redeemable non-controlling interest				(548)			(548)		(548)
Balance at April 30, 2022	152,955	$1,530	$1,517,481	$5,157,633	$(999,234)	$(113,099)	$5,564,311	$3,119	$5,567,430
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income	$538,575	$607,233
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	116,922	111,962
Reduction of operating lease right-of-use assets	48,073	42,412
Amortization of capitalized costs to obtain revenue contracts	39,588	34,574
Stock-based compensation	277,485	205,832
Allowance for credit losses	6,134	(4,516)
Deferred income taxes	(125,090)	8,944
Other non-cash	4,972	7,479
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	9,289	(169,785)
Inventories	(48,648)	7,725
Prepaid and other current assets	49,437	(2,417)
Other long-term assets	(75,324)	(8,701)
Accounts payable and accrued liabilities	(162,840)	(181,008)
Operating lease liabilities	(31,634)	(43,963)
Income taxes	94,587	(34,246)
Deferred revenue	76,165	324,176
Net cash provided by operating activities	817,691	905,701
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	67,717	43,653
Purchases of short-term investments	(68,738)	(45,158)
Proceeds from sales of long-term investments	7,248	582
Purchases of long-term investments	—	(7,000)
Purchases of property and equipment	(91,368)	(67,367)
Acquisitions, net of cash acquired	(41,324)	(109,060)
Capitalization of software development costs	(1,247)	(1,065)
Other	—	(600)
Net cash used in investing activities	(127,712)	(186,015)
Cash flows from financing activities:
Repayment of debt	(1,294)	(75,938)
Issuances of common stock	132,808	120,710
Payments for taxes related to net share settlement of equity awards	(116,838)	(101,126)
Purchase of equity forward contract	(45,000)	—
Purchases of treasury stock	(560,724)	(500,000)
Other	(122)	(2,709)
Net cash used in financing activities	(591,170)	(559,063)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27,708	(19,955)
Net change in cash, cash equivalents and restricted cash	126,517	140,668
Cash, cash equivalents and restricted cash, beginning of year	1,419,864	1,435,183
Cash, cash equivalents and restricted cash, end of period	$1,546,381	$1,575,851
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
Segment Reporting. Effective in the first quarter of fiscal 2023, we realigned our organizational structure to evaluate the results of our Design IP business separately. Our Chief Operating Decision Maker (CODM), our Chief

Executive Officer (CEO), now regularly reviews disaggregated segment information, assesses performance against our key growth strategies and allocates resources based on this new organizational structure. As a result, effective in the first quarter of fiscal 2023, we changed our reportable segments from two reportable segments to the following three reportable segments: (1) Design Automation, which includes EDA tools, system integration solutions and other associated revenue categories, (2) Design IP, which includes IP products, and (3) Software Integrity, which includes a comprehensive solution for building integrity—security, quality and compliance testing—into the customers' software development lifecycle and supply chain. As such, prior period reportable segment results and related disclosures have been reclassified to reflect our current reportable segments.
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
If assumptions or estimates with respect to our future performance vary from what is expected, including but not limited to those assumptions relating to inflationary pressure on costs and geopolitical uncertainties, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Significant Accounting Policies. There have been no material changes to our significant accounting policies included in our Annual Report.
Recently Issued Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard will become effective for us beginning on November 1, 2024 and will be applied prospectively. Early adoption is permitted. Any future impact from the adoption of this guidance will depend on the facts and circumstances of future transactions.
Note 3. Revenue
Disaggregated Revenue
The following table showed the percentage of revenue by product groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
EDA	64.6%	61.6%	64.4%	61.5%
Design IP	24.0%	27.2%	24.6%	27.7%
Software Integrity	9.5%	8.8%	9.4%	8.6%
Other	1.9%	2.4%	1.6%	2.2%
Total	100.0%	100.0%	100.0%	100.0%
Contract Balances

The contract assets indicated below are presented as prepaid and other current assets in the condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
Contract balances were as follows:

	As of
	April 30, 2023	October 31, 2022
	(in thousands)
Contract assets, net	$249,195	$260,498
Unbilled receivables	$44,265	$46,254
Deferred revenue	$2,160,221	$2,065,294
During the three and six months ended April 30, 2023, we recognized revenue of $425.2 million and $1.2 billion, respectively, that was included in the deferred revenue balance as of October 31, 2022.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $7.3 billion as of April 30, 2023, which includes $1.4 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 42% of the contracted but unsatisfied or partially unsatisfied performance obligations as of April 30, 2023, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three and six months ended April 30, 2023, we recognized $26.9 million and $51.6 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and six months ended April 30, 2022, we recognized $37.7 million and $69.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of April 30, 2023 were $97.9 million and included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $20.7 million and $39.6 million during the three and six months ended April 30, 2023, respectively, and included in sales and marketing expense in the condensed consolidated statements of income. Amortization of these assets was $17.8 million and $34.6 million during the three and six months ended April 30, 2022, respectively, and included in sales and marketing expense in the condensed consolidated statements of income.
Note 4. Business Combination
During the six months ended April 30, 2023, we completed one acquisition for aggregate purchase consideration of $38.6 million, net of cash acquired. The purchase consideration was allocated as follows: $20.3 million to identifiable intangible assets and $23.0 million to goodwill. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill recognized was assigned to the Design Automation reporting unit, and was not deductible for income tax purposes.
We have included the financial results of this acquisition in our condensed consolidated financial statements from the date of acquisition. These results were not material to our condensed consolidated financial statements.
Transaction costs were $2.7 million and $5.3 million during the three and six months ended April 30, 2023, respectively. Transaction costs were $4.0 million and $6.1 million during the three and six months ended April 30, 2022, respectively. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred in our condensed consolidated statements of income.
Note 5. Goodwill and Intangible Assets
Goodwill
As a result of the change in reporting units effective in the first quarter of fiscal 2023, we estimated the fair value of our new reporting units and reallocated goodwill to the reporting units using a relative fair value method. No impairment of goodwill was identified for any period presented.
The changes in the carrying amount of goodwill during the six months ended April 30, 2023 were as follows:

(in thousands)
Balance at October 31, 2022	$3,842,234
Additions	23,029
Adjustments	3,054
Effect of foreign currency translation	19,932
Balance at April 30, 2023	$3,888,249
During the six months ended April 30, 2023, we finalized certain estimates impacting total preliminary purchase consideration for certain acquisitions and recorded the resulting measurement period adjustments which increased goodwill.
Intangible Assets
Intangible assets as of April 30, 2023 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,097,217	$848,890	$248,327
Customer relationships	431,303	345,857	85,446
Contract rights intangible	193,594	189,953	3,641
Trademarks and trade names	52,795	35,840	16,955
Capitalized software development costs	49,838	47,094	2,744
Total	$1,824,747	$1,467,634	$357,113
Intangible assets as of October 31, 2022 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,083,703	$813,226	$270,477
Customer relationships	426,242	333,984	92,258
Contract rights intangible	190,666	188,262	2,404
Trademarks and trade names	52,795	34,054	18,741
Capitalized software development costs	48,591	46,025	2,566
Total	$1,801,997	$1,415,551	$386,446

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Core/developed technology	$17,481	$13,728	$35,750	$26,576
Customer relationships	5,689	6,312	11,513	14,497
Contract rights intangible	391	727	762	1,454
Trademarks and trade names	893	600	1,786	1,200
Capitalized software development costs(1)	510	681	1,069	1,433
Total	$24,964	$22,048	$50,880	$45,160
(1) Amortization of capitalized software development costs is included in cost of products revenue in the condensed consolidated statements of income.
The following table presented the estimated future amortization of intangible assets as of April 30, 2023:

Fiscal year	(in thousands)
Remainder of fiscal 2023	$50,787
2024	92,016
2025	74,135
2026	61,060
2027	40,858
2028 and thereafter	38,257
Total	$357,113
Note 6. Balance Sheets Components

	As of
	April 30, 2023	October 31, 2022
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$310,872	$279,096
Capitalized commission, net	97,933	96,509
Other	78,073	88,090
Total	$486,878	$463,695

Accounts payable and accrued liabilities:
Payroll and related benefits	$374,587	$559,886
Other accrued liabilities	242,832	211,937
Accounts payable	84,397	37,580
Total	$701,816	$809,403

Other long-term liabilities:
Deferred compensation plan liabilities	$310,872	$279,096
Other	55,077	48,733
Total	$365,949	$327,829
Note 7. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments

As of April 30, 2023, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$73,611	$—	$—	$—	$73,611
Total:	$73,611	$—	$—	$—	$73,611
Short-term investments:
U.S. government agency & T-bills	$20,922	$5	$(59)	$—	$20,868
Municipal bonds	1,965	—	—	(40)	1,925
Corporate debt securities	99,517	96	(204)	(669)	98,740
Asset-backed securities	29,502	14	(60)	(143)	29,313
Total:	$151,906	$115	$(323)	$(852)	$150,846
(1)See Note 8. Fair Value Measurements for further discussion on fair values.
The contractual maturities of our available-for-sale debt securities as of April 30, 2023 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$68,597	$68,014
1-5 years	78,920	78,523
5-10 years	2,390	2,379
>10 years	1,999	1,930
Total	$151,906	$150,846

As of October 31, 2022, the balances of our cash equivalents and short-term investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$77,683	$—	$—	$—	$77,683
Total:	$77,683	$—	$—	$—	$77,683
Short-term investments:
U.S. government agency & T-bills	$25,816	$—	$(174)	$(39)	$25,603
Municipal bonds	2,970	—	(12)	(80)	2,878
Corporate debt securities	95,899	7	(747)	(1,135)	94,024
Asset-backed securities	25,826	—	(149)	(269)	25,408
Total:	$150,511	$7	$(1,082)	$(1,523)	$147,913
(1)See Note 8. Fair Value Measurements for further discussion on fair values.
Restricted cash. We include amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is primarily associated with office leases.

The following table provided a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:

	As of
	April 30, 2023	October 31, 2022
	(in thousands)
Cash and cash equivalents	$1,544,592	$1,417,608
Restricted cash included in prepaid and other current assets	1,050	1,566
Restricted cash included in other long-term assets	739	690
Total cash, cash equivalents and restricted cash	$1,546,381	$1,419,864

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There was no impairment of non-marketable equity securities during the three months ended April 30, 2023 and there was an immaterial impairment of a non-marketable equity security during the six months ended April 30, 2023. There was no impairment of non-marketable equity securities during the three and six months ended April 30, 2022.
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
We did not record any gains or losses related to discontinuation of cash flow hedges during the six months ended April 30, 2023 and 2022.

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
The effects of the non-designated derivative instruments on the condensed consolidated statements of income were summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(3,484)	$(5,707)	$4,737	$(5,261)
The notional amounts in the table below for derivative instruments provided one measure of the transaction volume outstanding:

	As of
	April 30, 2023	October 31, 2022
	(in thousands)
Total gross notional amounts	$1,167,333	$1,386,140
Net fair value	$2,249	$(50,080)
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
The following table represented the condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at April 30, 2023
Other current assets	$13,007	$128
Accrued liabilities	$10,698	$188
Balance at October 31, 2022
Other current assets	$2,315	$223
Accrued liabilities	$52,171	$447

The following table represented the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2023
Foreign exchange contracts	Revenue	$1,149	Revenue	$(5,537)
Foreign exchange contracts	Operating expenses	(5,679)	Operating expenses	(3,737)
Total		$(4,530)		$(9,274)
Three months ended April 30, 2022
Foreign exchange contracts	Revenue	$(7,008)	Revenue	$229
Foreign exchange contracts	Operating expenses	(14,124)	Operating expenses	(891)
Total		$(21,132)		$(662)
Six months ended April 30, 2023
Foreign exchange contracts	Revenue	$6,416	Revenue	$(9,504)
Foreign exchange contracts	Operating expenses	31,166	Operating expenses	(8,127)
Total		$37,582		$(17,631)
Six months ended April 30, 2022
Foreign exchange contracts	Revenue	$(7,825)	Revenue	$(342)
Foreign exchange contracts	Operating expenses	(14,892)	Operating expenses	(1,165)
Total		$(22,717)		$(1,507)

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
Our borrowings under the credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to us for debt with similar terms and maturities. See Note 10. Credit and Term Loan Facilities of the Notes to Condensed Consolidated Financial Statements for more information on these borrowings.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were summarized below as of April 30, 2023:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$73,611	73,611	$—	$—
Short-term investments:
U.S. government agency & T-bills	20,868	—	20,868	—
Municipal bonds	1,925	—	1,925	—
Corporate debt securities	98,740	—	98,740	—
Asset-backed securities	29,313	—	29,313	—
Prepaid and other current assets:
Foreign currency derivative contracts	13,135	—	13,135	—
Other long-term assets:
Deferred compensation plan assets	310,872	310,872	—	—
Total assets	$548,464	$384,483	$163,981	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,886	$—	$10,886	$—
Other long-term liabilities:
Deferred compensation plan liabilities	310,872	310,872	—	—
Total liabilities	$321,758	$310,872	$10,886	$—

Assets and liabilities measured at fair value on a recurring basis were summarized below as of October 31, 2022:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$77,683	$77,683	$—	$—
Short-term investments:
U.S. government agency & T-bills	25,603	—	25,603	—
Municipal bonds	2,878	—	2,878	—
Corporate debt securities	94,024	—	94,024	—
Asset-backed securities	25,408	—	25,408	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,538	—	2,538	—
Other long-term assets:
Deferred compensation plan assets	279,096	279,096	—	—
Total assets	$507,230	$356,779	$150,451	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$52,618	$—	$52,618	$—
Other long-term liabilities:
Deferred compensation plan liabilities	279,096	279,096	—	—
Total liabilities	$331,714	$279,096	$52,618	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 9. Restructuring Charges
In the first quarter of fiscal 2023, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2023 Plan). Total charges under the 2023 Plan are expected to be in the range of $50.0 million and $70.0 million, and consist primarily of severance costs and facility exit costs. The 2023 Plan is anticipated to be completed in the third quarter of fiscal 2023.
During the three and six months ended April 30, 2023, we recorded restructuring charges of $4.1 million and $45.0 million, respectively, and made payments of $36.6 million and $36.8 million, respectively, under the 2023 Plan. As of April 30, 2023, the outstanding restructuring related liabilities were $8.2 million and recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
Note 10. Credit and Term Loan Facilities
On December 14, 2022, we entered into a Fifth Extension and Amendment Agreement (the Fifth Amendment), which amended and restated our previous credit agreement, dated as of January 22, 2021 (as amended and restated, the Credit Agreement).
The Fifth Amendment increased the existing senior unsecured revolving credit facility (the Revolver) from $650.0 million to $850.0 million and extended the maturity date from January 22, 2024 to December 14, 2027, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental revolving loan facility of up to $150.0 million in the aggregate principal amount. The Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of April 30, 2023, we were in compliance with the financial covenant.
Borrowings bear interest at the adjusted term Secured Overnight Financing Rate (SOFR) plus an applicable margin between 0.785% and 0.975% based upon our consolidated leverage ratio. In addition, facility fees are payable on the Revolver at rates between 0.09% and 0.15% per year based on our leverage ratio on the daily amount of the revolving commitment.
There was no outstanding balance under the Revolver as of April 30, 2023 and October 31, 2022.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of April 30, 2023, we had $20.2 million outstanding balance under the agreement.
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
The components of our lease expense during the period presented were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense (1)	$24,480	$22,159	$48,828	$44,191
Variable lease expense (2)	4,929	2,870	9,254	4,993
Total lease expense	$29,409	$25,029	$58,082	$49,184
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented was as follows:

	Six Months Ended April 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$43,920	$41,871
ROU assets obtained in exchange for operating lease liabilities	$58,067	$138,612
Lease term and discount rate information related to our operating leases as of the end of the period presented were as follows:

	As of
	April 30, 2023	October 31, 2022
Weighted-average remaining lease term (in years)	8.54	9.16
Weighted-average discount rate	2.35%	2.19%

The following table represented the maturities of our future lease payments due under operating leases as of April 30, 2023:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2023	$36,213
2024	107,923
2025	97,195
2026	86,361
2027	84,725
2028 and thereafter	334,335
Total future minimum lease payments	746,752
Less: Imputed interest	77,029
Total lease liabilities	$669,723
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of April 30, 2023 were as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2023	$8,329
2024	24,732
2025	25,360
2026	26,214
2027	27,333
2028 and thereafter	84,030
Total	$195,998

Note 12. Redeemable Non-controlling Interest
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
During the second quarter of fiscal 2023, our ownership interest in OpenLight was reduced to 73% as a result of a recognition of non-controlling interest upon issuance of OpenLight stock.
During the six months ended April 30, 2023, OpenLight incurred a net loss of $21.0 million, of which $5.2 million was attributable to redeemable non-controlling interest. Other adjustments to redeemable non-controlling interest were not material during this period. As of April 30, 2023, the carrying value of the redeemable non-controlling interest was recorded at its estimated fair value of $35.9 million in the condensed consolidated balance sheets.

Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	April 30, 2023	October 31, 2022
	(in thousands)
Cumulative currency translation adjustments	$(124,663)	$(156,192)
Unrealized gains (losses) on derivative instruments, net of taxes	(20,273)	(75,486)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,061)	(2,599)
Total	$(145,997)	$(234,277)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$(5,537)	$229	$(9,504)	$(342)
Operating expenses	(3,737)	(891)	(8,127)	(1,165)
Total	$(9,274)	$(662)	$(17,631)	$(1,507)

Note 14. Stock Repurchase Program
In September 2022, our Board of Directors approved a replenishment of our stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock.
In February 2023, we entered into an accelerated stock repurchase agreement (the February 2023 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the February 2023 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in May 2023. Total shares purchased under the February 2023 ASR were approximately 0.8 million shares, at an average purchase price of $364.1 per share.
As of April 30, 2023, $794.3 million remained available for future repurchases under the Program.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023(1) (2)	2022(3)	2023(1)	2022
	(in thousands)
Total shares repurchased	825	984	1,631	1,685
Total cost of the repurchased shares	$300,000	$290,000	$560,724	$535,000
Reissuance of treasury stock	696	683	1,507	1,578
(1) Excluded the 105,792 shares and $45.0 million equity forward contract from the February 2023 ASR settled in May 2023.
(2) Included the 107,020 shares and $45.0 million equity forward contract from the December 2022 ASR settled in February 2023.
(3) Included the 161,215 shares and $40.0 million equity forward contract from the December 2021 ASR settled in February 2022.

Note 15. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Cost of products	$16,895	$13,078	$32,924	$24,285
Cost of maintenance and service	7,531	5,893	14,686	10,476
Research and development expense	75,355	58,109	144,586	107,649
Sales and marketing expense	26,937	19,291	51,844	37,092
General and administrative expense	16,540	13,690	33,445	26,330
Stock-based compensation expense before taxes	143,258	110,061	277,485	205,832
Income tax benefit	(23,193)	(17,852)	(44,925)	(33,386)
Stock-based compensation expense after taxes	$120,065	$92,209	$232,560	$172,446
During the three and six months ended April 30, 2023, we recognized stock-based compensation expense relating to restricted stock units (RSUs), granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Expected life (in years)	2.70 years	1.69 years	0.90 years - 2.70 years	1.69 years
Risk-free interest rate	4.36%	1.33%	4.36% - 4.63%	1.33%
Volatility	35.84%	33.01%	35.84% - 42.86%	33.01%
Grant date fair value	$357.29	$280.82	$357.29 - $408.55	$280.82
As of April 30, 2023, we had $1.2 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years. As of April 30, 2023, we had $66.5 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Intrinsic value of awards exercised	$63,447	$46,464	$118,223	$159,389

Note 16. Net Income Per Share
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

The table below reconciled the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$272,910	$294,781	$544,446	$608,468
Denominator:
Weighted average common shares for basic net income per share	152,187	153,090	152,294	153,154
Dilutive effect of common share equivalents	2,543	3,077	2,750	3,661
Weighted average common shares for diluted net income per share	154,730	156,167	155,044	156,815
Net income per share attributed to Synopsys:
Basic	$1.79	$1.93	$3.57	$3.97
Diluted	$1.76	$1.89	$3.51	$3.88
Anti-dilutive employee stock-based awards excluded	480	1,259	402	986
Note 17. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
As described in Note 2. Summary of Significant Accounting Policies and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements, effective in the first quarter of fiscal 2023, we realigned our organizational structure to evaluate the results of our Design IP business separately. Our CODM now regularly reviews disaggregated segment information, assesses performance against our key growth strategies and allocates resources based on this new organizational structure.
As a result, effective in the first quarter of fiscal 2023, we changed our reportable segments from two reportable segments to the following three reportable segments: (1) Design Automation, which includes EDA tools, system integration solutions and other associated revenue categories, (2) Design IP, which includes IP products, and (3) Software Integrity, which includes a comprehensive solution for building integrity—security, quality and compliance testing—into the customers' software development lifecycle and supply chain. As such, prior period reportable segment results and related disclosures have been reclassified to reflect our current reportable segments.
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

Information by reportable segment was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Total Segments:
Revenue	$1,394,863	$1,279,229	$2,756,203	$2,549,484
Adjusted operating income	464,727	470,153	943,894	929,544
Adjusted operating margin	33%	37%	34%	36%
Design Automation:
Revenue	$927,568	$817,853	$1,817,414	$1,621,714
Adjusted operating income	360,090	321,389	706,099	614,660
Adjusted operating margin	39%	39%	39%	38%
Design IP:
Revenue	$335,176	$348,524	$678,827	$707,357
Adjusted operating income	86,321	135,739	203,946	289,860
Adjusted operating margin	26%	39%	30%	41%
Software Integrity:
Revenue	$132,119	$112,852	$259,962	$220,413
Adjusted operating income	18,316	13,025	33,849	25,024
Adjusted operating margin	14%	12%	13%	11%
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Total segment adjusted operating income	$464,727	$470,153	$943,894	$929,544
Reconciling items:
Amortization of intangible assets	(24,454)	(21,367)	(49,811)	(43,727)
Stock-based compensation expense	(143,258)	(110,061)	(277,485)	(205,832)
Deferred compensation plan	(2,832)	29,310	(23,029)	48,909
Restructuring charges	(4,140)	(311)	(44,999)	(12,057)
Other	(2,711)	(4,023)	(5,306)	(6,100)
Total operating income	$287,332	$363,701	$543,264	$710,737
The CODM does not use total assets by segment to evaluate segment performance or allocate resources. As a result, total assets by segment are not disclosed.
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
United States	$661,413	$577,881	$1,333,195	$1,188,215
Europe	156,956	116,191	291,963	248,908
China	196,427	215,563	394,205	428,386
Korea	156,816	119,210	302,608	233,564
Other	223,251	250,384	434,232	450,411
Consolidated	$1,394,863	$1,279,229	$2,756,203	$2,549,484
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Other Income (Expense), Net
The following table presented the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Interest income	$8,099	$1,283	$14,998	$2,141
Interest expense	(312)	(400)	(576)	(900)
Gains (losses) on assets related to deferred compensation plan	2,832	(29,310)	23,029	(48,909)
Foreign currency exchange gains (losses)	(2,374)	4,852	326	3,828
Other, net	(3,992)	(338)	(10,232)	134
Total	$4,253	$(23,913)	$27,545	$(43,706)
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presented the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Income before income taxes	$291,585	$339,788	$570,809	$667,031
Provision for income taxes	$21,637	$45,896	$32,234	$59,798
Effective tax rate	7.4%	13.5%	5.6%	9.0%
Our effective tax rate for the six months ended April 30, 2023 is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, and U.S. foreign tax credits, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
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
Our effective tax rate decreased in the three months ended April 30, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction, as a result of the Tax Act, and higher excess tax benefits from stock-based compensation. Our effective tax rate decreased for the six months ended April 30, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction offset by lower excess tax benefits from stock-based compensation.
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
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). In 2019, as required under Hungarian law, Synopsys Hungary paid the assessment and recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary, and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. Hearings with the Administrative Court were held on June 30, 2022, September 22, 2022 and April 25, 2023. The Administrative Court issued a written decision in favor of Synopsys Hungary on May 17, 2023. This decision has no impact on our financial statements for the six months ended April 30, 2023. The HTA can appeal the written decision to the Hungarian Supreme Court. Any appeal must be filed with the Hungarian Supreme Court on or before July 14, 2023.
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

On August 9, 2022, the CHIPS and Science Act of 2022 (the CHIPS Act) was enacted in the United States. The CHIPS Act provides financial incentives to the semiconductor industry which are primarily directed at manufacturing activities within the United States. We are evaluating potential opportunities related to the CHIPS Act.
Note 20. Contingencies
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
Legal Settlement
There have been no changes to the disclosure related to Mentor Graphics Corporation (now part of Siemens AG) since our Annual Report. See Note 10. Contingencies of the Notes to Consolidated Financial Statements in our Annual Report for further information.
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
In addition to the foregoing, we are, from time to time, party to various other claims and legal proceedings in the ordinary course of our business, including with tax and other governmental authorities. For a description of certain of these other matters, see Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q includes forward-looking statements, which involve risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities and strategies; the expected impact of U.S. and foreign government actions and regulatory changes, including export control restrictions, on our financial results; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of increased global inflationary pressures and interest rates, U.S. federal debt ceiling negotiations, bank failures, potential economic slowdowns or recessions, supply chain disruptions, and geopolitical pressures including the unknown impact of current and future U.S. and Chinese trade regulations, changes in China-Taiwan relations and the war in Ukraine, fluctuations in foreign exchange rates, and associated global economic conditions; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and stock repurchases; our expected tax rate; and the impact and result of pending legal, administrative and tax proceedings. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys, Inc. (Synopsys, we, our or us) or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
The following summary of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report) and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on December 12, 2022 (our Annual Report).
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
We have consistently grown our revenue since 2005, despite periods of global economic uncertainty. We achieved these results because of our solid execution, leading technologies and strong customer relationships, and because we generally recognize our revenue for software licenses over the arrangement period, which typically approximates three years. See Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Annual Report for a discussion on our revenue recognition policy. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
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
Impact of the Current Macroeconomic Environment
Uncertainty in the macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, U.S. federal debt ceiling negotiations, bank failures, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, including the unknown impact of current and future U.S. and Chinese trade regulations, changes in China-Taiwan relations and the war in Ukraine, fluctuations in foreign exchange rates, and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets.
In addition, these uncertain macroeconomic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. For example, we continued to experience a minor impact from the current macroeconomic environment in our Software Integrity segment as customers applied elevated levels of scrutiny to purchasing decisions, which has, in some cases, caused some customers to elect shorter term contracts due to their own budget uncertainty. Although we have not experienced a material adverse impact to date, if these uncertain macroeconomic conditions persist, they may have an adverse impact on certain aspects of our business.

While our time-based business model provides stability to our business, operating results and overall financial position, the broader implications of these macroeconomic events, particularly in the long term, remain uncertain. Further, the negative impact of these events or disruptions may be deferred due to our business model.
See Part II, Item 1A, Risk Factors in this Quarterly Report for further discussion of the impact of global macroeconomic uncertainty on our business, operations and financial condition.
Business Segments
Effective in the first quarter of fiscal 2023, we realigned our organizational structure to evaluate the results of our Design IP business separately. Our Chief Operating Decision Maker (CODM), our Chief Executive Officer, now regularly reviews disaggregated segment information, assesses performance against our key growth strategies and allocates resources based on this new organizational structure. As a result, effective in the first quarter of fiscal 2023, we changed our reportable segments from two reportable segments to the following three reportable segments: (1) Design Automation, which includes EDA tools, system integration solutions and other associated revenue categories, (2) Design IP, which includes IP products, and (3) Software Integrity, which includes a comprehensive solution for building integrity—security, quality and compliance testing—into the customers' software development lifecycle and supply chain. As such, prior period reportable segment results and related disclosures have been reclassified to reflect our current reportable segments.
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
Our results of operations for the three and six months of fiscal 2023 and 2022 ended on April 29, 2023 and April 30, 2022, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.

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
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. See Note 2. Summary of Significant Accounting Principles and Basis of Presentation of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information on our significant accounting policies.
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
Results of Operations
Revenue
Our revenues are generated from three business segments: the Design Automation segment, the Design IP segment and the Software Integrity segment. See Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information about our reportable segments and revenue by geographic regions.
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

Total Revenue

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$927.6	$817.8	$109.8	13%
Design IP	335.2	348.5	(13.3)	(4)%
Software Integrity	132.1	112.9	19.2	17%
Total	$1,394.9	$1,279.2	$115.7	9%
Six months ended
Design Automation	$1,817.4	$1,621.7	$195.7	12%
Design IP	678.8	707.4	(28.6)	(4)%
Software Integrity	260.0	220.4	39.6	18%
Total	$2,756.2	$2,549.5	$206.7	8%
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
Contracted but unsatisfied or partially unsatisfied performance obligations as of April 30, 2023 were $7.3 billion. The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and six months ended April 30, 2023, including our contract balances as of such date, see Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was due to the continued organic growth of our business across a majority of product groups and geographies.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Time-Based Products Revenue

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$808.2	$723.8	$84.4	12%
Percentage of total revenue	58%	57%
Six months ended	$1,590.5	$1,431.3	$159.2	11%
Percentage of total revenue	58%	56%

The increase in time-based products revenue for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was primarily attributable to an increase in TSL license revenue and higher renewals from arrangements booked in prior periods.

Upfront Products Revenue

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$345.5	$336.6	$8.9	3%
Percentage of total revenue	25%	26%
Six months ended	$682.2	$704.9	$(22.7)	(3)%
Percentage of total revenue	25%	28%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to an increase in the sale of hardware products, partially offset by a decrease in the sale of IP products, driven by timing of customer demands.
The decrease in upfront products revenue for the six months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to a decrease in the sale of IP products, partially offset by an increase in the sale of hardware products, driven by timing of customer demands.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware products sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$80.1	$72.6	$7.5	10%
Professional services and other revenue	161.0	146.2	14.8	10%
Total	$241.1	$218.8	$22.3	10%
Percentage of total revenue	17%	17%
Six months ended
Maintenance revenue	$161.5	$138.1	$23.4	17%
Professional services and other revenue	322.0	275.2	46.8	17%
Total	$483.5	$413.3	$70.2	17%
Percentage of total revenue	17%	16%
The increase in maintenance revenue for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in the volume of hardware arrangements that include maintenance.
The increase in professional services and other revenue for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was primarily due to the timing of IP customization projects.

Cost of Revenue

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$184.7	$150.7	$34.0	23%
Cost of maintenance and service revenue	95.4	87.7	7.7	9%
Amortization of intangible assets	17.9	14.4	3.5	24%
Total	$298.0	$252.8	$45.2	18%
Percentage of total revenue	21%	20%
Six months ended
Cost of products revenue	$359.1	$316.1	$43.0	14%
Cost of maintenance and service revenue	186.8	165.9	20.9	13%
Amortization of intangible assets	36.5	27.8	8.7	31%
Total	$582.4	$509.8	$72.6	14%
Percentage of total revenue	21%	20%
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
The increase in cost of revenue for the three months ended April 30, 2023 compared to the same period in fiscal 2022, was primarily due to increases of $19.3 million in employee-related costs as a result of headcount increases from hiring and acquisitions, $14.3 million in hardware-related costs, $4.4 million in facility costs, $3.5 million in amortization of technology-related intangible assets, and $2.2 million in the fair value of our executive deferred compensation plan assets.
The increase in cost of revenue for the six months ended April 30, 2023 compared to the same period in fiscal 2022, was primarily due to increases of $42.8 million in employee-related costs as a result of headcount increases from hiring and acquisitions, $8.7 million in amortization of technology-related intangible assets, $8.7 million in facility costs, $4.9 million in the fair value of our executive deferred compensation plan assets, and $1.5 million in hardware-related costs.

Operating Expenses
Research and Development

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$485.6	$390.0	$95.6	25%
Percentage of total revenue	35%	30%
Six months ended	$950.9	$773.9	$177.0	23%
Percentage of total revenue	35%	30%
The increase in research and development expenses for the three months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $48.0 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $20.8 million in the fair value of our executive deferred compensation plan assets, $9.6 million in facility costs, and $1.7 million in consultant and contractor costs.
The increase in research and development expenses for the six months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $93.1 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $45.8 million in the fair value of our executive deferred compensation plan assets, $19.3 million in facility costs, and $2.3 million in consultant and contractor costs.
Sales and Marketing

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$222.1	$191.6	$30.5	16%
Percentage of total revenue	16%	15%
Six months ended	$432.9	$372.1	$60.8	16%
Percentage of total revenue	16%	15%
The increase in sales and marketing expenses for the three months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $16.4 million in employee-related costs due to headcount increases, $4.8 million in the fair value of our executive deferred compensation plan assets, $4.2 million in travel and marketing expenses due to an increased number of in-person meetings and events, and $2.6 million in facility costs.
The increase in sales and marketing expenses for the six months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $27.6 million in employee-related costs due to headcount increases, $10.7 million in the fair value of our executive deferred compensation plan assets, $10.2 million in travel and marketing expenses due to an increased number of in-person meetings and events, and $4.7 million in facility costs.

General and Administrative

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$91.1	$74.0	$17.1	23%
Percentage of total revenue	7%	6%
Six months ended	$188.4	$155.0	$33.4	22%
Percentage of total revenue	7%	6%
The increase in general and administrative expenses for the three months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to bad debt recoveries of $15.9 million in the second quarter of fiscal 2022, and increases of $5.5 million in employee-related costs due to headcount increases from hiring and $4.4 million in the fair value of our executive deferred compensation plan assets. These increases were partially offset by a decrease of $3.8 million in legal, consulting and other professional fees.
The increase in general and administrative expenses for the six months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to bad debt recoveries of $15.9 million in the second quarter of fiscal 2022, and increases of $16.2 million in employee-related costs due to headcount increases from hiring and $10.6 million in the fair value of our executive deferred compensation plan assets. These increases were partially offset by a decrease of $1.3 million in legal, consulting and other professional fees.
Amortization of Intangible Assets
Amortization of intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships related to acquisitions.

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	6.6	6.9	(0.3)	(4)%
Percentage of total revenue	—%	1%
Six months ended	13.3	15.9	(2.6)	(16)%
Percentage of total revenue	—%	1%
The decrease in amortization of intangible assets for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was primarily due to certain intangible assets becoming fully amortized, partially offset by amortization expense related to intangible assets acquired during the three and six months ended April 30, 2023.
Restructuring Charges
In the first quarter of fiscal 2023, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2023 Plan). Total charges under the 2023 Plan are expected to be in the range of $50.0 million and $70.0 million, and consist primarily of severance costs and facility exit costs. The 2023 Plan is anticipated to be completed in the third quarter of fiscal 2023. We recorded restructuring charges of $4.1 million and $45.0 million, respectively, during the three and six months ended April 30, 2023.
See Note 9. Restructuring Charges of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.

Other Income (Expense), Net

	April 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$8.1	$1.3	$6.8	523%
Interest expense	(0.3)	(0.4)	0.1	(25)%
Gains (losses) on assets related to executive deferred compensation plan	2.8	(29.3)	32.1	(110)%
Foreign currency exchange gains (losses)	(2.4)	4.9	(7.3)	(149)%
Other, net	(3.9)	(0.4)	(3.5)	875%
Total	$4.3	$(23.9)	$28.2	(118)%
Six months ended
Interest income	$15.0	$2.1	$12.9	614%
Interest expense	(0.6)	(0.9)	0.3	(33)%
Gains (losses) on assets related to executive deferred compensation plan	23.0	(48.9)	71.9	(147)%
Foreign currency exchange gains (losses)	0.3	3.8	(3.5)	(92)%
Other, net	(10.2)	0.2	(10.4)	(5,200)%
Total	$27.5	$(43.7)	$71.2	(163)%
The increase in other income (expense) for the three and six months ended April 30, 2023 as compared to the same periods in fiscal 2022 was primarily due to the increase in the fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of stock-based compensation expense, amortization of intangible assets, changes in the fair value of deferred compensation plan, restructuring charges, and certain other operating expenses. See Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Design Automation Segment

	April 30,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$360.1	$321.4	$38.7	12%
Adjusted operating margin	39%	39%	—%	—%
Six months ended
Adjusted operating income	$706.1	$614.7	$91.4	15%
Adjusted operating margin	39%	38%	1%	3%
The increase in adjusted operating income for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in revenue from arrangements booked in prior periods.

Design IP Segment

	April 30,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$86.3	$135.7	$(49.4)	(36)%
Adjusted operating margin	26%	39%	(13)%	(33)%
Six months ended
Adjusted operating income	$203.9	$289.9	$(86.0)	(30)%
Adjusted operating margin	30%	41%	(11)%	(27)%
The decrease in adjusted operating income for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was primarily due to a decrease in the revenue of IP products driven by timing of customer demands and an increase in employee-related costs due to headcount increases.
Software Integrity Segment

	April 30,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$18.3	$13.0	$5.3	41%
Adjusted operating margin	14%	12%	2%	17%
Six months ended
Adjusted operating income	$33.8	$25.0	$8.8	35%
Adjusted operating margin	13%	11%	2%	18%
The increase in adjusted operating income for the three and six months ended April 30, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate decreased in the three months ended April 30, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction, as a result of the Tax Act, and higher excess tax benefits from stock-based compensation. Our effective tax rate decreased for the six months ended April 30, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction offset by lower excess tax benefits from stock-based compensation.
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2023, we held $1.7 billion in cash, cash equivalents and short-term investments. We also held $1.8 million in restricted cash primarily associated with deposits for office leases. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of AA.
As of April 30, 2023, approximately $834.3 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.

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
Effective fiscal 2023, our research and development expenditures are required to be capitalized and amortized under the Tax Act instead of being deducted when incurred for US tax purposes. This results in a significant increase to our cash tax liabilities for fiscal 2023. As a result of the IRS tax relief for the California winter storms, we have deferred our fiscal 2023 federal cash tax payments until the fourth quarter of fiscal 2023. See Note 19 Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
During the six months ended April 30, 2023, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the six months ended April 30, 2023.
Cash Flows

	Six Months Ended April 30,
	2023	2022	$ Change
	(dollars in millions)
Cash provided by operating activities	$817.7	$905.7	$(88.0)
Cash used in investing activities	(127.7)	(186.0)	58.3
Cash used in financing activities	(591.2)	(559.1)	(32.1)
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
The decrease in cash provided by operating activities for the six months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to lower net income and timing of customer billings, partially offset by lower disbursements for operations, including vendor and tax payments.
Cash Used in Investing Activities
The decrease in cash used in investing activities for the six months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to lower cash paid for acquisitions of $67.7 million, and higher proceeds from the sales and maturities of investments of $30.7 million, partially offset by higher purchases of property and equipment of $24.0 million, and higher purchases of investments of $16.6 million.
Cash Used in Financing Activities
The increase in cash used in financing activities for the six months ended April 30, 2023 compared to the same period in fiscal 2022 was primarily due to higher stock repurchases of $105.7 million, partially offset by lower debt repayments of $74.6 million.

Credit and Term Loan Facilities
On December 14, 2022, we entered into a Fifth Extension and Amendment Agreement (the Fifth Amendment), which amended and restated our previous credit agreement, dated as of January 22, 2021 (as amended and restated, the Credit Agreement).
The Fifth Amendment increased the existing senior unsecured revolving credit facility (the Revolver) from $650.0 million to $850.0 million and extended the maturity date from January 22, 2024 to December 14, 2027, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental revolving loan facility of up to $150.0 million in the aggregate principal amount. The Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. There was no outstanding balance under the Revolver as of April 30, 2023.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of April 30, 2023, we had $20.2 million outstanding balance under the agreement.
See Note 10. Credit and Term Loan Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Stock Repurchase Program
In September 2022, our Board of Directors (the Board) approved a replenishment of our stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock.
In February 2023, we entered into an accelerated stock repurchase agreement (the February 2023 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the February 2023 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in May 2023. Total shares purchased under the February 2023 ASR were approximately 0.8 million shares, at an average purchase price of $364.1 per share.
As of April 30, 2023, $794.3 million remained available for future repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
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
See Other Commitments — Credit and Term Loan Facilities, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of our Annual Report, regarding borrowings under our senior unsecured revolving credit facility.
As of April 29, 2023, our exposure to market risk had not changed materially since October 29, 2022. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of April 29, 2023, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our CEO and CFO have concluded that, as of April 29, 2023, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Hungarian Tax Matter
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a discussion of our Hungary audit under the heading “Non-U.S. Examinations.”
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
On April 29, 2022, Bell Semic also began filing a series of complaints with the U.S. International Trade Commission (ITC) alleging violations of Section 337 of the Tariff Act of 1930 and seeking limited exclusion orders preventing the respondents from importing into the United States semiconductor devices designed using certain design tools offered by EDA vendors, including Synopsys, and cease-and-desist orders prohibiting respondents from importing, selling, offering for sale, advertising, or transferring products made using certain design tools offered by EDA vendors, including Synopsys. On November 8, 2022, the ITC instituted the investigations. On May 8, 2023, Bell Semic filed motions to voluntarily withdraw the pending ITC investigations.
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
In November and December 2022, Synopsys and other EDA vendors filed actions for Declaratory Judgment of invalidity and/or non-infringement as to each of the six patents asserted by Bell Semic in the aforementioned actions. Bell Semic’s motion to dismiss the Declaratory Judgment actions was denied on April 27, 2023. Synopsys and other EDA vendors also filed Motions for Preliminary Injunction seeking to enjoin Bell Semic from proceeding with the ITC investigations and patent infringement lawsuits. The Motions for Preliminary Injunction were denied without prejudice on April 27, 2023. Bell Semic responded to the Declaratory Judgment complaint on May 11, 2023, asserting counterclaims for patent infringement against the EDA vendors. The actions for Declaratory Judgment are set for trial on January 16, 2024.

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
Uncertainty in the macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, U.S. federal debt ceiling negotiations, bank failures, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates and associated global economic conditions have resulted in volatility in credit, equity and foreign currency markets. This uncertain macroeconomic environment could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts. For example, we continued to experience a minor impact from the current macroeconomic environment in our Software Integrity segment as customers applied elevated levels of scrutiny to purchasing decisions, which has, in some cases, caused some customers to elect shorter term contracts due to their own budget uncertainty.
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
Further economic instability could also adversely affect the banking and financial services industry and result in bank failures or credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. Additionally, the banking and financial services industries are subject to complex laws and are heavily regulated. There is uncertainty regarding how proposed, contemplated or future changes to the laws, policies and regulations governing our industry, the banking and financial services industry and the economy could affect our business, including rising global interest rates and increased global inflationary pressure. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.

The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the EDA industry as a whole, sales in our Design Automation and Design IP segments, and, to some extent, our Software Integrity segment sales are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including due to increased global inflationary pressures and interest rates, U.S. federal debt ceiling negotiations, bank failures or a continued or worsening global supply chain disruption, geopolitical pressures, or from economic slowdowns or recessions. Additionally, as the EDA industry has matured, consolidation has resulted in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which would have an adverse effect on our business and financial condition.
Furthermore, the semiconductor and electronics industries have become increasingly complex and interconnected ecosystems. Many of our customers outsource the manufacturing of their semiconductor designs to foundries. Our customers also frequently incorporate third-party IP, whether provided by us or other vendors, into their designs to improve the efficiency of their design process. We work closely with major foundries to ensure that our EDA, IP and manufacturing solutions are compatible with their manufacturing processes. Similarly, we work closely with other major providers of semiconductor IP, particularly microprocessor IP, to optimize our EDA tools for use with their IP designs and to assure that their IP and our own IP products work effectively together, as we may each provide for the design of separate components on the same chip. If we fail to optimize our EDA and IP solutions for use with major foundries’ manufacturing processes or major IP providers’ products, or if our access to such foundry processes or third-party IP products is hampered, then our solutions may become less desirable to our customers, resulting in an adverse effect on our business and financial condition.
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
The industries in which we operate are highly competitive, with new competitors entering these markets both domestically and internationally. For example, China has implemented national policies favoring Chinese companies and has formed government-backed investment funds as it seeks to build independent EDA capabilities and compete internationally in the semiconductor industry. The demand for our products and services is dynamic and depends on a number of factors, including demand for our customers’ products, design starts and our customers’ budgetary constraints. Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. For example, the adoption of cloud computing and artificial intelligence technologies can bring new demands and also challenges in terms of disruption to both business models and our existing technology offerings. Semiconductor device functionality requirements continually increase while feature widths decrease, substantially increasing the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.

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
We believe that the Export Regulations do not materially impact our business at this time, but we cannot predict the impact that additional regulatory changes may have on our business in the future. The United States has published significant changes to the Export Regulations with respect to Russia and China, and we anticipate additional changes to the Export Regulations in the future. For example, the United States government has implemented controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users. The new controls expand the scope of foreign-produced items subject to license requirements for certain entities on the U.S. government's Entity List. Future changes to the Export Regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export or import of our products.

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
•Economic slowdowns, recessions or uncertainty in financial markets, including the impact of increased global inflationary pressures, rising interest rates, U.S. federal debt ceiling negotiations and bank failures;
•Uncertain economic, legal and political conditions in China, Europe and other regions where we do business, including, for example, the unknown impact of current and future U.S. and Chinese trade regulations, changes in China-Taiwan relations, the military conflict between Russia and Ukraine and the related sanctions and other penalties imposed on Russia by the United States, the European Union, the United Kingdom and other countries;
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
•Additional taxes, interest and potential penalties and uncertainty around changes in tax laws of various countries; and
•Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases and pandemics.

Furthermore, if any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and results of operations will be harmed.
There is inherent risk, based on the complex relationships between certain Asian countries such as China, where we derive a growing percentage of our revenue, and the United States, that political, diplomatic or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations. For example and as described above, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and other geopolitical risks with respect to China and Taiwan may cause disruptions in the markets and industries we serve and our supply chain, decreased demand from customers for products using our solutions or other disruptions which could, directly or indirectly, materially harm our business, financial condition and results of operations. For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and the Export Regulations see “Industry Risks – We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”

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

The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple uncertain factors, including, among other things, the duration and scope of the pandemic, its overall negative impact on the global economy, the ability to secure adequate and timely supply of equipment and materials from suppliers for our hardware products, and the ability to develop and deliver our products. In addition, continued weak or worsening economic conditions may result in impairment in value of our tangible and intangible assets. The impact of the ongoing COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this Risk Factors section.
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
•Changes in demand for our products due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to increased global inflationary pressures and interest rates and a sustained global semiconductor shortage or other reasons;
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
•Changes to the amount, composition and valuation of, and any impairments to or write-offs of, our assets or strategic investments;
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
•General economic and political conditions that affect the semiconductor and electronics industries, such as disruptions to international trade relationships, including tariffs, export licenses, or other trade barriers affecting our or our suppliers’ products; and
•Changes in accounting standards, which may impact the way we recognize our revenue and costs and impact our earnings.

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
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to unfavorable credit markets, commercially unacceptable terms or other risks, which could harm our operating results. Acquisitions and strategic investments are difficult, time-consuming, and pose a number of risks, including, but not limited to:
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
Additionally, from time to time, we may invest in efforts to expand into adjacent markets, including, for example, software security and quality testing solutions. Although we believe these solutions are complementary to our EDA tools, we have less experience and a more limited operating history in offering software quality testing and security products and services, and our efforts in this area may not be successful. Our success in these and other new markets depends on a variety of factors, including, but not limited to, the following:

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
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including as a result of delays or disruptions, or export control restrictions, could adversely affect our operating results and financial condition.
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
The growth in sales of our hardware products subjects us to several risks, including, but not limited to:
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
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain, including the effects of increased global inflationary pressures and interest rates, and a sustained global semiconductor shortage.
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
To be successful, we must also attract and retain key employees who join us organically and through acquisitions. There are a limited number of qualified engineers. Competition for these individuals and other qualified employees is intense and has increased globally, including in major markets such as Asia. Our employees are often recruited aggressively by our competitors and our customers worldwide. Any failure to recruit and retain key employees could harm our business, results of operations and financial condition. Additionally, efforts to recruit and retain qualified employees could be costly and negatively impact our operating expenses.
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
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products are alleged to infringe on a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments, or require us to redesign certain of our products, any one of which could harm our business and operating results. For example, some customers have requested we defend and indemnify them against claims for patent infringement asserted in various district courts and at the U.S. International Trade Commission by Bell Semiconductor LLC (Bell Semic), a patent monetization entity, based on Bell Semic’s allegation that the customers’ use of one or more features of certain of our products infringes one or more of six patents held by Bell Semic. We are defending some of our customers consistent with the terms of our End User License Agreement. Further information regarding Bell Semic is contained in Part II, Item 1, Legal Proceedings of this Quarterly Report.
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
As of April 30, 2023, approximately 49% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
Legal and Regulatory Risks
Our results could be adversely affected by a change in our effective tax rate, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or future changes to our tax structure.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense, or limitations on our ability to utilize tax credits, could result in a material increase in our tax expense and impact our financial position and cash flows. For example, in response to the fiscal impact of the COVID-19 pandemic, the State of California enacted legislation on June 29, 2020 that suspended the use of certain corporate research and development tax credits for a three-year period that began in our fiscal 2021, which resulted in an increase to our tax expense. On February 9, 2022, California Governor Newsom signed into law 2022 CA SB 113, which shortened the previously enacted suspension on the use of research and development tax credits to a two-year period covering our fiscal 2021 and 2022.
On December 22, 2017, the Tax Act was enacted, which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain provisions that began to affect our income in the first quarter of fiscal 2019, while other sections of the Tax Act and related regulations will begin to affect our business in the first quarter of fiscal 2023. One of these provisions includes the requirement to capitalize and amortize research and development expenditures instead of expensing such expenditures as incurred. This results in a significant increase to our cash tax liability and also decreases our effective tax rate due to increasing the foreign derived intangible income deduction. The state of future legislation remains uncertain and, if enacted, may materially affect our financial position.
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
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2024. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
Our income and non-income tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We may also be liable for potential tax liabilities of businesses we acquire, including future taxes payable related to the transition tax on earnings from their foreign operations, if any, under the Tax Act. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made. For further discussion on any ongoing audits, see Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report under the heading "Non-U.S. Examinations."

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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, employment, customer, supplier, competition and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding certain of these matters is contained in Part II, Item 1, Legal Proceedings of this Quarterly Report.
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
From time to time, our cash equivalent and short-term investment portfolio consists of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, municipal securities and other securities and bank deposits. Our investment portfolio carries both interest rate risk and credit risk and may be negatively impacted by deteriorating economic conditions, rising global interest rates and bank failures. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs.
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
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events and the effects of climate change throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, extreme temperatures, drought, flood, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic, or other catastrophic events or climate change-related events could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults and sites of recent wildfires, which may become more frequent, along with other extreme weather events, due to climate change. A catastrophic event or other extreme weather event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In February 2023, we entered into an accelerated stock repurchase agreement (the February 2023 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the February 2023 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in May 2023. Total shares purchased under the February 2023 ASR were approximately 0.8 million shares, at an average purchase price of $364.1 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2023:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
January 29, 2023 through March 4, 2023	825,208	$363.54	825,208	$794,276,393
Month #2
March 5, 2023 through April 1, 2023	—	$—	—	$794,276,393
Month #3
April 2, 2023 through April 29, 2023	—	$—	—	$794,276,393
Total	825,208	$363.54	825,208	$794,276,393
(1)    As of April 30, 2023, $794.3 million remained available for future repurchases under the Program.
(2) Amounts are calculated based on the settlement date.
See Note 14. Stock Repurchase Program of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information on the Program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	10-K	000-19807	3.2	12/15/2020
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.2	4/14/2023
10.2*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.3	4/14/2023
10.3*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.4	4/14/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1+
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of April 29, 2023 and October 31, 2022, (ii) Condensed Consolidated Statements of Income for the Three Months Ended April 29, 2023 and April 30, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended April 29, 2023 and April 30, 2022, (iv) Consolidated Statements of Stockholders' Equity at April 29, 2023 and April 30, 2022, (v) Consolidated Statements of Cash Flows for the Three Months Ended April 29, 2023 and April 30, 2022 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SYNOPSYS, INC.

Date: May 19, 2023	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)