Form 10-Q
period 2023-07-31
SYNOPSYS INC
filed 2023-08-18
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-19807

SYNOPSYS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1546236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
675 ALMANOR AVE
SUNNYVALE, CA 94085
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 16, 2023, there were 152,083,817 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2023	October 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,686,144	$1,417,608
Short-term investments	148,443	147,913
Total cash, cash equivalents and short-term investments	1,834,587	1,565,521
Accounts receivable, net	666,577	796,091
Inventories	282,791	211,927
Prepaid and other current assets	484,357	439,130
Total current assets	3,268,312	3,012,669
Property and equipment, net	535,973	483,300
Operating lease right-of-use assets, net	574,727	559,090
Goodwill	3,887,860	3,842,234
Intangible assets, net	336,723	386,446
Deferred income taxes	813,810	670,653
Other long-term assets	505,826	463,695
Total assets	$9,923,231	$9,418,087
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$905,464	$809,403
Operating lease liabilities	80,192	54,274
Deferred revenue	1,744,326	1,910,822
Total current liabilities	2,729,982	2,774,499
Long-term operating lease liabilities	590,827	581,273
Long-term deferred revenue	194,860	154,472
Long-term debt	18,165	20,824
Other long-term liabilities	389,516	327,829
Total liabilities	3,923,350	3,858,897
Redeemable non-controlling interest	35,877	38,664
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,125 and 152,375 shares outstanding, respectively	1,521	1,524
Capital in excess of par value	1,257,382	1,487,126
Retained earnings	6,389,825	5,534,307
Treasury stock, at cost: 5,136 and 4,886 shares, respectively	(1,542,889)	(1,272,955)
Accumulated other comprehensive income (loss)	(147,284)	(234,277)
Total Synopsys stockholders’ equity	5,958,555	5,515,725
Non-controlling interest	5,449	4,801
Total stockholders’ equity	5,964,004	5,520,526
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$9,923,231	$9,418,087

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Time-based products	$922,874	$754,322	$2,513,383	$2,185,626
Upfront products	297,967	268,584	980,149	973,483
Total products revenue	1,220,841	1,022,906	3,493,532	3,159,109
Maintenance and service	266,447	224,860	749,959	638,141
Total revenue	1,487,288	1,247,766	4,243,491	3,797,250
Cost of revenue:
Products	190,809	164,077	549,908	480,166
Maintenance and service	98,299	87,774	285,056	253,665
Amortization of intangible assets	18,374	19,330	54,886	47,145
Total cost of revenue	307,482	271,181	889,850	780,976
Gross margin	1,179,806	976,585	3,353,641	3,016,274
Operating expenses:
Research and development	507,402	444,826	1,458,328	1,218,761
Sales and marketing	227,134	199,246	660,034	571,329
General and administrative	109,714	91,461	298,161	246,426
Amortization of intangible assets	6,697	7,124	19,996	23,036
Restructuring charges	33,385	—	78,384	12,057
Total operating expenses	884,332	742,657	2,514,903	2,071,609
Operating income	295,474	233,928	838,738	944,665
Other income (expense), net	25,808	2,426	53,353	(41,280)
Income before income taxes	321,282	236,354	892,091	903,385
Provision (benefit) for income taxes	(11,773)	16,708	20,461	76,506
Net income	$333,055	$219,646	$871,630	$826,879
Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(3,197)	(2,980)	(9,068)	(4,215)
Net income attributed to Synopsys	$336,252	$222,626	$880,698	$831,094

Net income per share attributed to Synopsys:
Basic	$2.21	$1.46	$5.79	$5.43
Diluted	$2.17	$1.43	$5.68	$5.31
Shares used in computing per share amounts:
Basic	152,023	152,938	152,204	153,082
Diluted	154,947	155,806	155,119	156,545
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Net income	$333,055	$219,646	$871,630	$826,879
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(12,232)	(23,378)	19,297	(63,989)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(212)	(1)	1,326	(1,674)
Cash flow hedges:
Deferred gains (losses), net of tax $(2,147) and $(14,995) for the three and nine months ended July 31, 2023, respectively, and of $6,780 and $16,191 for each of the same periods in fiscal 2022, respectively.	5,907	(19,051)	43,489	(41,769)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(2,111) and $(8,707), for the three and nine months ended July 31, 2023, and of $(28) and $(499) for each of the same periods in fiscal 2022, respectively.	5,250	36	22,881	1,543
Other comprehensive income (loss), net of tax effects	(1,287)	(42,394)	86,993	(105,889)
Comprehensive income	331,768	177,252	958,623	720,990
Less: net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(3,197)	(2,980)	(9,068)	(4,215)
Comprehensive income attributed to Synopsys	$334,965	$180,232	$967,691	$725,205
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2023	152,251	$1,523	$1,330,072	$6,075,009	$(1,428,748)	$(145,997)	$5,831,859	$5,086	$5,836,945
Net income				336,252			336,252	(557)	335,695
Other comprehensive income (loss), net of tax effects						(1,287)	(1,287)		(1,287)
Purchases of treasury stock	(751)	(8)	8		(300,000)		(300,000)		(300,000)
Common stock issued, net of shares withheld for employee taxes	625	6	(215,666)	(18,796)	185,859		(48,597)		(48,597)
Stock-based compensation			142,968				142,968	1,496	144,464
Adjustments to redeemable non-controlling interest				(2,640)			(2,640)		(2,640)
Recognition of non-controlling interest upon issuance of subsidiary stock							—	(576)	(576)
Balance at July 31, 2023	152,125	$1,521	$1,257,382	$6,389,825	$(1,542,889)	$(147,284)	$5,958,555	$5,449	$5,964,004

Balance at October 31, 2022	152,375	$1,524	$1,487,126	$5,534,307	$(1,272,955)	$(234,277)	$5,515,725	$4,801	$5,520,526
Net income				880,698			880,698	(1,217)	879,481
Other comprehensive income (loss), net of tax effects						86,993	86,993		86,993
Purchases of treasury stock	(2,382)	(24)	24		(860,724)		(860,724)		(860,724)
Equity forward contract, net			(45,000)				(45,000)		(45,000)
Common stock issued, net of shares withheld for employee taxes	2,132	21	(603,944)	(19,108)	590,790		(32,241)		(32,241)
Stock-based compensation			418,047				418,047	3,902	421,949
Adjustments to redeemable non-controlling interest				(6,072)			(6,072)		(6,072)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,129				1,129	(2,037)	(908)
Balance at July 31, 2023	152,125	$1,521	$1,257,382	$6,389,825	$(1,542,889)	$(147,284)	$5,958,555	$5,449	$5,964,004

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2022	152,955	$1,530	$1,517,481	$5,157,633	$(999,234)	$(113,099)	$5,564,311	$3,119	$5,567,430
Net income				222,626			222,626	(307)	222,319
Other comprehensive income (loss), net of tax effects						(42,394)	(42,394)		(42,394)
Purchases of treasury stock	(715)	(8)	8		(217,266)		(217,266)		(217,266)
Equity forward contract, net			(40,000)				(40,000)		(40,000)
Common stock issued, net of shares withheld for employee taxes	764	8	(188,562)		181,659		(6,895)		(6,895)
Stock-based compensation			126,317				126,317	1,288	127,605
Adjustments to redeemable non-controlling interest				(2,673)			(2,673)		(2,673)
Balance at July 31, 2022	153,004	$1,530	$1,415,244	$5,377,586	$(1,034,841)	$(155,493)	$5,604,026	$4,100	$5,608,126

Balance at October 31, 2021	153,062	$1,531	$1,576,363	$4,549,713	$(782,866)	$(49,604)	$5,295,137	$3,806	$5,298,943
Net income				831,094			831,094	(994)	830,100
Other comprehensive income (loss), net of tax effects						(105,889)	(105,889)		(105,889)
Purchases of treasury stock	(2,400)	(24)	24		(752,266)		(752,266)		(752,266)
Equity forward contract, net			(5,000)				(5,000)		(5,000)
Common stock issued, net of shares withheld for employee taxes	2,342	23	(488,292)		500,291		12,022		12,022
Stock-based compensation			332,149				332,149	1,288	333,437
Adjustments to redeemable non-controlling interest				(3,221)			(3,221)		(3,221)
Balance at July 31, 2022	153,004	$1,530	$1,415,244	$5,377,586	$(1,034,841)	$(155,493)	$5,604,026	$4,100	$5,608,126
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income	$871,630	$826,879
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	180,033	169,708
Reduction of operating lease right-of-use assets	72,647	65,980
Amortization of capitalized costs to obtain revenue contracts	61,677	54,438
Stock-based compensation	421,949	333,437
Allowance for credit losses	11,937	(4,516)
Deferred income taxes	(166,061)	5,843
Other non-cash	8,649	10,356
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	112,511	(121,786)
Inventories	(77,919)	118
Prepaid and other current assets	8,373	(56,075)
Other long-term assets	(116,487)	(20,058)
Accounts payable and accrued liabilities	48,574	(46,356)
Operating lease liabilities	(52,914)	(66,187)
Income taxes	123,924	(60,739)
Deferred revenue	(131,310)	254,353
Net cash provided by operating activities	1,377,213	1,345,395
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	104,139	70,847
Purchases of short-term investments	(102,457)	(73,330)
Proceeds from sales of long-term investments	7,248	582
Purchases of long-term investments	(435)	(7,000)
Purchases of property and equipment	(136,520)	(102,934)
Acquisitions, net of cash acquired	(51,324)	(416,323)
Capitalization of software development costs	(2,204)	(1,970)
Other	—	(1,200)
Net cash used in investing activities	(181,553)	(531,328)
Cash flows from financing activities:
Repayment of debt	(2,603)	(76,838)
Issuances of common stock	164,841	161,416
Payments for taxes related to net share settlement of equity awards	(198,969)	(149,130)
Purchase of equity forward contract	(45,000)	(40,000)
Purchases of treasury stock	(860,724)	(717,266)
Other	(122)	(3,413)
Net cash used in financing activities	(942,577)	(825,231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,997	(38,155)
Net change in cash, cash equivalents and restricted cash	268,080	(49,319)
Cash, cash equivalents and restricted cash, beginning of year	1,419,864	1,435,183
Cash, cash equivalents and restricted cash, end of period	$1,687,944	$1,385,864
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
Assets Held for Sale. Assets are classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the assets is probable and is expected to be completed within one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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
Note 3. Revenue
Disaggregated Revenue

The following table showed the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
EDA	65.5%	63.8%	64.7%	62.2%
Design IP	23.5%	25.1%	24.3%	26.9%
Software Integrity	8.9%	9.5%	9.3%	8.9%
Other	2.1%	1.6%	1.7%	2%
Total	100.0%	100.0%	100.0%	100.0%
Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
Contract balances were as follows:

	As of
	July 31, 2023	October 31, 2022
	(in thousands)
Contract assets, net	$270,105	$260,498
Unbilled receivables	$49,261	$46,254
Deferred revenue	$1,939,186	$2,065,294
During the three and nine months ended July 31, 2023, we recognized revenue of $344.9 million and $1.6 billion, respectively, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services, that was included in the deferred revenue balance as of October 31, 2022.
Contracted but unsatisfied or partially unsatisfied performance obligations were approximately $7.1 billion as of July 31, 2023, which includes $1.4 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 42% of the contracted but unsatisfied or partially unsatisfied performance obligations as of July 31, 2023, excluding non-cancellable FSA, are expected to be recognized over the next 12 months, with the remainder recognized thereafter.
During the three and nine months ended July 31, 2023, we recognized $24.2 million and $75.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and nine months ended July 31, 2022, we recognized $33.9 million and $103.5 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of July 31, 2023 were $96.7 million and included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $22.1 million and $61.7 million during the three and nine months ended July 31, 2023, respectively, and included in sales and marketing expense in the condensed consolidated statements of income. Amortization of these assets was $19.9 million and $54.4 million during the three and nine months ended July 31, 2022, respectively, and included in sales and marketing expense in the condensed consolidated statements of income.

Note 4. Business Combination
During the nine months ended July 31, 2023, we completed two acquisitions for aggregate purchase consideration of $48.6 million, net of cash acquired. The purchase consideration was allocated as follows: $24.6 million to identifiable intangible assets and $28.5 million to goodwill. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill recognized from both acquisitions was assigned to the Design Automation reporting unit, and $5.7 million was deductible for income tax purposes.
We have included the financial results of these acquisitions in our condensed consolidated financial statements from the date of acquisition. These results were not material to our condensed consolidated financial statements.
Transaction costs were $4.5 million and $9.8 million during the three and nine months ended July 31, 2023, respectively. Transaction costs were $5.2 million and $11.3 million during the three and nine months ended July 31, 2022, respectively. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred in our condensed consolidated statements of income.
Note 5. Goodwill and Intangible Assets
Goodwill
As a result of the change in reporting units effective in the first quarter of fiscal 2023, we estimated the fair value of our new reporting units and reallocated goodwill to the reporting units using a relative fair value method. No impairment of goodwill was identified for any period presented.
The changes in the carrying amount of goodwill during the nine months ended July 31, 2023 were as follows:

(in thousands)
Balance at October 31, 2022	$3,842,234
Additions	28,503
Adjustments	3,097
Effect of foreign currency translation	14,026
Balance at July 31, 2023	$3,887,860
During the nine months ended July 31, 2023, we finalized certain estimates impacting total preliminary purchase consideration for certain acquisitions and recorded the resulting measurement period adjustments which increased goodwill.
Intangible Assets
Intangible assets as of July 31, 2023 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,101,118	$866,708	$234,410
Customer relationships	431,469	351,474	79,995
Contract rights intangible	193,120	190,036	3,084
Trademarks and trade names	52,825	36,736	16,089
Capitalized software development costs	50,795	47,650	3,145
Total	$1,829,327	$1,492,604	$336,723

Intangible assets as of October 31, 2022 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,083,703	$813,226	$270,477
Customer relationships	426,242	333,984	92,258
Contract rights intangible	190,666	188,262	2,404
Trademarks and trade names	52,795	34,054	18,741
Capitalized software development costs	48,591	46,025	2,566
Total	$1,801,997	$1,415,551	$386,446
Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Core/developed technology	$17,816	$18,603	$53,566	$45,180
Customer relationships	5,801	6,322	17,314	20,819
Contract rights intangible	558	727	1,320	2,180
Trademarks and trade names	896	802	2,682	2,002
Capitalized software development costs(1)	557	619	1,626	2,052
Total	$25,628	$27,073	$76,508	$72,233
(1) Amortization of capitalized software development costs is included in cost of products revenue in the condensed consolidated statements of income.
The following table presented the estimated future amortization of intangible assets as of July 31, 2023:

Fiscal year	(in thousands)
Remainder of fiscal 2023	$25,684
2024	93,465
2025	75,385
2026	61,840
2027	41,638
2028 and thereafter	38,711
Total	$336,723
Note 6. Balance Sheets Components

	As of
	July 31, 2023	October 31, 2022
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$330,224	$279,096
Capitalized commission, net	96,723	96,509
Other	78,879	88,090
Total	$505,826	$463,695

Accounts payable and accrued liabilities:
Payroll and related benefits	$554,751	$559,886
Accrued income taxes	165,514	35,290
Other accrued liabilities	118,649	176,647
Accounts payable	66,550	37,580
Total	$905,464	$809,403

Other long-term liabilities:
Deferred compensation plan liabilities	$330,224	$279,096
Other	59,292	48,733
Total	$389,516	$327,829

Assets Held for Sale
During the three months ended July 31, 2023, we commenced a plan to sell two office buildings with approximately 226,000 square feet. As of July 31, 2023, the office buildings had a carrying value of approximately $9.5 million, which was included within property and equipment, net in the condensed consolidated balance sheets.
Note 7. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of July 31, 2023, the balances of our cash equivalents and short-term investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$200,288	$—	$—	$—	$200,288
U.S. government agency securities	2,284	—	—	—	2,284
Total:	$202,572	$—	$—	$—	$202,572
Short-term investments:
U.S. government agency & T-bills	$20,595	$—	$(82)	$(6)	$20,507
Municipal bonds	1,535	—	—	(22)	1,513
Corporate debt securities	96,614	42	(462)	(529)	95,665
Asset-backed securities	30,971	12	(109)	(116)	30,758
Total:	$149,715	$54	$(653)	$(673)	$148,443
(1)See Note 8. Fair Value Measurements for further discussion on fair values.

The contractual maturities of our available-for-sale debt securities as of July 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$67,071	$66,422
1-5 years	78,935	78,386
5-10 years	1,863	1,853
>10 years	1,846	1,782
Total	$149,715	$148,443

As of October 31, 2022, the balances of our cash equivalents and short-term investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$77,683	$—	$—	$—	$77,683
Total:	$77,683	$—	$—	$—	$77,683
Short-term investments:
U.S. government agency & T-bills	$25,816	$—	$(174)	$(39)	$25,603
Municipal bonds	2,970	—	(12)	(80)	2,878
Corporate debt securities	95,899	7	(747)	(1,135)	94,024
Asset-backed securities	25,826	—	(149)	(269)	25,408
Total:	$150,511	$7	$(1,082)	$(1,523)	$147,913
(1)See Note 8. Fair Value Measurements for further discussion on fair values.
Restricted cash. We include amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is primarily associated with office leases.
The following table provided a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:

	As of
	July 31, 2023	October 31, 2022
	(in thousands)
Cash and cash equivalents	$1,686,144	$1,417,608
Restricted cash included in prepaid and other current assets	1,055	1,566
Restricted cash included in other long-term assets	745	690
Total cash, cash equivalents and restricted cash	$1,687,944	$1,419,864

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There was no impairment of non-marketable equity securities during the three months ended July 31, 2023 and there was an immaterial impairment of a non-marketable equity security during the nine months ended July 31, 2023. There was no impairment of non-marketable equity securities during the three and nine months ended July 31, 2022.
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
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts is included in "net cash provided by operating activities" in the condensed consolidated statements of cash flows.
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
We did not record any gains or losses related to discontinuation of cash flow hedges during the nine months ended July 31, 2023 and 2022.
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
The effects of the non-designated derivative instruments on the condensed consolidated statements of income were summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(1,205)	$(5,182)	$3,532	$(10,443)

The notional amounts in the table below for derivative instruments provided one measure of the transaction volume outstanding:

	As of
	July 31, 2023	October 31, 2022
	(in thousands)
Total gross notional amounts	$1,283,551	$1,386,140
Net fair value	$18,120	$(50,080)
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
The following table represented the condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at July 31, 2023
Other current assets	$22,487	$91
Accrued liabilities	$4,124	$334
Balance at October 31, 2022
Other current assets	$2,315	$223
Accrued liabilities	$52,171	$447

The following table represented the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2023
Foreign exchange contracts	Revenue	$899	Revenue	$(1,352)
Foreign exchange contracts	Operating expenses	5,008	Operating expenses	(3,898)
Total		$5,907		$(5,250)
Three months ended July 31, 2022
Foreign exchange contracts	Revenue	$(4,702)	Revenue	$3,651
Foreign exchange contracts	Operating expenses	(14,349)	Operating expenses	(3,687)
Total		$(19,051)		$(36)
Nine months ended July 31, 2023
Foreign exchange contracts	Revenue	$7,315	Revenue	$(10,856)
Foreign exchange contracts	Operating expenses	36,174	Operating expenses	(12,025)
Total		$43,489		$(22,881)
Nine months ended July 31, 2022
Foreign exchange contracts	Revenue	$(12,527)	Revenue	$3,309
Foreign exchange contracts	Operating expenses	(29,242)	Operating expenses	(4,852)
Total		$(41,769)		$(1,543)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were summarized below as of July 31, 2023:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$200,288	200,288	$—	$—
U.S. government agency securities	2,284	—	2,284	—
Short-term investments:
U.S. government agency & T-bills	20,507	—	20,507	—
Municipal bonds	1,513	—	1,513	—
Corporate debt securities	95,665	—	95,665	—
Asset-backed securities	30,758	—	30,758	—
Prepaid and other current assets:
Foreign currency derivative contracts	22,578	—	22,578	—
Other long-term assets:
Deferred compensation plan assets	330,224	330,224	—	—
Total assets	$703,817	$530,512	$173,305	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$4,458	$—	$4,458	$—
Other long-term liabilities:
Deferred compensation plan liabilities	330,224	330,224	—	—
Total liabilities	$334,682	$330,224	$4,458	$—

Assets and liabilities measured at fair value on a recurring basis were summarized below as of October 31, 2022:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$77,683	$77,683	$—	$—
Short-term investments:
U.S. government agency & T-bills	25,603	—	25,603	—
Municipal bonds	2,878	—	2,878	—
Corporate debt securities	94,024	—	94,024	—
Asset-backed securities	25,408	—	25,408	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,538	—	2,538	—
Other long-term assets:
Deferred compensation plan assets	279,096	279,096	—	—
Total assets	$507,230	$356,779	$150,451	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$52,618	$—	$52,618	$—
Other long-term liabilities:
Deferred compensation plan liabilities	279,096	279,096	—	—
Total liabilities	$331,714	$279,096	$52,618	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 9. Restructuring Charges
In the first quarter of fiscal 2023, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2023 Plan). The 2023 Plan was substantially completed in the third quarter of fiscal 2023 and total charges under the 2023 Plan were $78.4 million consisting primarily of severance costs and facility exit costs.
During the three and nine months ended July 31, 2023, we recorded restructuring charges of $33.4 million and $78.4 million, respectively, and made payments of $12.6 million and $49.4 million, respectively, under the 2023 Plan. As of July 31, 2023, the outstanding restructuring related liabilities were $29.0 million, with $24.3 million recorded in accounts payable and accrued liabilities and $4.7 million recorded in other long term liabilities in the condensed consolidated balance sheets.
Note 10. Credit and Term Loan Facilities
On December 14, 2022, we entered into a Fifth Extension and Amendment Agreement (the Fifth Amendment), which amended and restated our previous credit agreement, dated as of January 22, 2021 (as amended and restated, the Credit Agreement).
The Fifth Amendment increased the existing senior unsecured revolving credit facility (the Revolver) from $650.0 million to $850.0 million and extended the maturity date from January 22, 2024 to December 14, 2027, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental revolving loan facility of up to $150.0 million in the aggregate principal amount. The Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2023, we were in compliance with the financial covenant.
Borrowings bear interest at the adjusted term Secured Overnight Financing Rate (SOFR) plus an applicable margin between 0.785% and 0.975% based upon our consolidated leverage ratio. In addition, facility fees are payable on the Revolver at rates between 0.09% and 0.15% per year based on our leverage ratio on the daily amount of the revolving commitment.
There was no outstanding balance under the Revolver as of July 31, 2023 and October 31, 2022.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of July 31, 2023, we had $18.2 million outstanding balance under the agreement.
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
The components of our lease expense during the period presented were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense (1)	$23,379	$23,914	$72,207	$68,105
Variable lease expense (2)	5,722	2,910	14,976	7,904
Total lease expense	$29,101	$26,824	$87,183	$76,009
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented was as follows:

	Nine Months Ended July 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$66,556	$62,888
ROU assets obtained in exchange for operating lease liabilities	$81,027	$154,693
Lease term and discount rate information related to our operating leases as of the end of the period presented were as follows:

	As of
	July 31, 2023	October 31, 2022
Weighted-average remaining lease term (in years)	8.54	9.16
Weighted-average discount rate	2.44%	2.19%

The following table represented the maturities of our future lease payments due under operating leases as of July 31, 2023:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2023	$11,763
2024	108,819
2025	99,178
2026	88,680
2027	87,185
2028 and thereafter	355,947
Total future minimum lease payments	751,572
Less: Imputed interest	80,553
Total lease liabilities	$671,019
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of July 31, 2023 were as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2023	$4,162
2024	24,697
2025	25,350
2026	26,231
2027	27,377
2028 and thereafter	84,048
Total	$191,865

Note 12. Redeemable Non-controlling Interest
During the second quarter of fiscal 2022, we acquired a 75% equity interest in OpenLight Photonics, Inc. (OpenLight) for cash consideration of $90.0 million. The remaining 25% equity interest in OpenLight is held by Juniper Networks, Inc. (the Minority Investor) from their contribution of IP and certain tangible assets.
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
During the nine months ended July 31, 2023, our ownership interest in OpenLight was reduced to 73% as a result of the recognition of non-controlling interest upon issuance of OpenLight stock.
During the nine months ended July 31, 2023, OpenLight incurred a net loss of $32.0 million, of which $7.9 million was attributable to redeemable non-controlling interest. Other adjustments to redeemable non-controlling interest were not material during this period. As of July 31, 2023, the carrying value of the redeemable non-controlling interest was recorded at its estimated fair value of $35.9 million in the condensed consolidated balance sheets.

Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	As of
	July 31, 2023	October 31, 2022
	(in thousands)
Cumulative currency translation adjustments	$(136,895)	$(156,192)
Unrealized gains (losses) on derivative instruments, net of taxes	(9,116)	(75,486)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,273)	(2,599)
Total	$(147,284)	$(234,277)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$(1,352)	$3,651	$(10,856)	$3,309
Operating expenses	(3,898)	(3,687)	(12,025)	(4,852)
Total	$(5,250)	$(36)	$(22,881)	$(1,543)

Note 14. Stock Repurchase Program
In September 2022, our Board of Directors approved a replenishment of our stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock.
In May 2023, we entered into an accelerated stock repurchase agreement (the May 2023 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the May 2023 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in August 2023. Total shares purchased under the May 2023 ASR were approximately 0.7 million shares, at an average purchase price of $436.93 per share.
As of July 31, 2023, $494.3 million remained available for future repurchases under the Program.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023(1) (2)	2022(3)	2023(1)	2022(3)
	(in thousands)
Total shares repurchased	751	715	2,382	2,400
Total cost of the repurchased shares	$300,000	$217,266	$860,724	$752,266
Reissuance of treasury stock	625	764	2,132	2,342
(1) Excluded the 41,682 shares and $45.0 million equity forward contract from the May 2023 ASR settled in August 2023.
(2) Included the 105,792 shares and $45.0 million equity forward contract from the February 2023 ASR settled in May 2023.
(3) Excluded the 101,821 shares and $40.0 million equity forward contract from the May 2022 ASR settled in August 2022.

Note 15. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Cost of products	$16,732	$15,318	$49,656	$39,603
Cost of maintenance and service	7,765	6,859	22,451	17,335
Research and development expense	75,754	68,243	220,340	175,892
Sales and marketing expense	27,723	22,998	79,567	60,090
General and administrative expense	16,490	14,187	49,935	40,517
Stock-based compensation expense before taxes	144,464	127,605	421,949	333,437
Income tax benefit	(23,172)	(20,940)	(67,681)	(54,717)
Stock-based compensation expense after taxes	$121,292	$106,665	$354,268	$278,720
During the three and nine months ended July 31, 2023, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Expected life (in years)	—	1.41 years	0.90 years - 2.70 years	1.41 years - 1.69 years
Risk-free interest rate	—	2.25%	4.36% - 4.63%	1.33% - 2.25%
Volatility	—	37.27%	35.84% - 42.86%	33.01% - 37.27%
Grant date fair value	—	$355.41	$357.29 - $408.55	$280.82 - $355.41
As of July 31, 2023, we had $1.1 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of July 31, 2023, we had $48.5 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Intrinsic value of awards exercised	$94,116	$86,080	$212,339	$245,468

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

The table below reconciled the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$336,252	$222,626	$880,698	$831,094
Denominator:
Weighted average common shares for basic net income per share	152,023	152,938	152,204	153,082
Dilutive effect of common share equivalents	2,924	2,868	2,915	3,463
Weighted average common shares for diluted net income per share	154,947	155,806	155,119	156,545
Net income per share attributed to Synopsys:
Basic	$2.21	$1.46	$5.79	$5.43
Diluted	$2.17	$1.43	$5.68	$5.31
Anti-dilutive employee stock-based awards excluded	289	336	454	268
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

Information by reportable segment was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Total Segments:
Revenue	$1,487,288	$1,247,766	$4,243,491	$3,797,250
Adjusted operating income	524,750	392,127	1,468,644	1,321,671
Adjusted operating margin	35%	31%	35%	35%
Design Automation:
Revenue	$1,004,156	$816,393	$2,821,570	$2,438,108
Adjusted operating income	415,652	297,241	1,121,751	911,901
Adjusted operating margin	41%	36%	40%	37%
Design IP:
Revenue	$350,234	$313,034	$1,029,061	$1,020,391
Adjusted operating income	86,665	83,630	290,611	373,490
Adjusted operating margin	25%	27%	28%	37%
Software Integrity:
Revenue	$132,898	$118,339	$392,860	$338,751
Adjusted operating income	22,433	11,256	56,282	36,280
Adjusted operating margin	17%	10%	14%	11%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Total segment adjusted operating income	$524,750	$392,127	$1,468,644	$1,321,671
Reconciling items:
Amortization of intangible assets	(25,071)	(26,454)	(74,882)	(70,181)
Stock-based compensation expense	(144,464)	(127,605)	(421,949)	(333,437)
Deferred compensation plan	(21,816)	1,092	(44,845)	50,001
Restructuring charges	(33,385)	—	(78,384)	(12,057)
Other	(4,540)	(5,232)	(9,846)	(11,332)
Total operating income	$295,474	$233,928	$838,738	$944,665
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Revenue:
United States	$640,147	$575,326	$1,973,342	$1,763,541
Europe	145,626	127,288	437,589	376,195
China	304,025	189,138	698,230	617,524
Korea	163,938	125,307	466,546	358,871
Other	233,552	230,707	667,784	681,119
Consolidated	$1,487,288	$1,247,766	$4,243,491	$3,797,250
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Other Income (Expense), Net
The following table presented the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Interest income	$11,877	$2,735	$26,875	$4,876
Interest expense	(342)	(439)	(918)	(1,339)
Gains (losses) on assets related to deferred compensation plan	21,816	(1,092)	44,845	(50,001)
Foreign currency exchange gains (losses)	26	(376)	352	3,452
Other, net	(7,569)	1,598	(17,801)	1,732
Total	$25,808	$2,426	$53,353	$(41,280)
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presented the provision for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Income before income taxes	$321,282	$236,354	$892,091	$903,385
Provision (benefit) for income taxes	$(11,773)	$16,708	$20,461	$76,506
Effective tax rate	(3.7)%	7.1%	2.3%	8.5%
Our effective tax rate for the nine months ended July 31, 2023 is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, U.S. foreign tax credits, and the tax benefit recorded as a result of concluding the Hungary tax litigation, partially offset by state taxes, the effect of non-deductible stock-based compensation, and higher taxes on certain foreign earnings.
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
Our effective tax rate decreased in the three months ended July 31, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction, as a result of the Tax Act, higher excess tax benefits from stock-based compensation, and the tax benefit recorded as a result of concluding the Hungary tax litigation. Our effective tax rate decreased for the nine months ended July 31, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction and the tax benefit recorded as a result of concluding the Hungary tax litigation, offset by lower excess tax benefits from stock-based compensation.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $10 million.
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). In fiscal 2018, as required under Hungarian law, Synopsys Hungary paid the assessment and in fiscal 2019, recorded a tax expense due to an unrecognized tax benefit of $17.4 million, which is net of estimated U.S. foreign tax credits. The Administrative Court found against Synopsys Hungary, and we appealed to the Hungarian Supreme Court. During 2021, the Hungarian Supreme Court heard our appeal and remanded the case to the Administrative Court for further proceedings. The Administrative Court once again ruled against Synopsys Hungary, and we filed another appeal with the Hungarian Supreme Court. The Hungarian Supreme Court heard our appeal on January 27, 2022, vacated the lower court's decision and remanded the case back to the Administrative Court for further proceedings. Hearings with the Administrative Court were held on June 30, 2022, September 22, 2022 and April 25, 2023. The Administrative Court issued its written decision in favor of Synopsys Hungary on May 17, 2023, and the HTA subsequently refunded Synopsys Hungary the tax, penalty and interest paid in fiscal 2018, as well as additional interest totaling $39.1 million (including foreign currency effects). The HTA had until July 14, 2023, to file an appeal with the Hungarian Supreme Court and the HTA did not appeal. This concludes the litigation. During the third quarter of fiscal 2023, Synopsys released its unrecognized tax benefit and offsetting U.S. foreign tax credits, resulting in a net benefit of $23.8 million.
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
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report on Form 10-Q, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities and strategies; the expected impact of U.S. and foreign government actions and regulatory changes, including export control restrictions, on our financial results; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of increased global inflationary pressures and interest rates, U.S. federal debt ceiling negotiations, bank failures, potential economic slowdowns or recessions, supply chain disruptions, and geopolitical pressures including the unknown impact of current and future U.S. and Chinese trade regulations, changes in China-Taiwan relations and the war in Ukraine, fluctuations in foreign exchange rates, and associated global economic conditions; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; software trends; planned acquisitions and stock repurchases; our expected tax rate; and the impact and result of pending legal, administrative and tax proceedings. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
The following summary of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as filed with the SEC on December 12, 2022 (our Annual Report).
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
Our results of operations for the three and nine months of fiscal 2023 and 2022 ended on July 29, 2023 and July 30, 2022, respectively. For presentation purposes, this Form 10-Q refers to the closest calendar month end.

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

Total Revenue

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$1,004.2	$816.5	$187.7	23%
Design IP	350.2	313.0	37.2	12%
Software Integrity	132.9	118.3	14.6	12%
Total	$1,487.3	$1,247.8	$239.5	19%
Nine months ended
Design Automation	$2,821.5	$2,438.1	$383.4	16%
Design IP	1,029.1	1,020.4	8.7	1%
Software Integrity	392.9	338.8	54.1	16%
Total	$4,243.5	$3,797.3	$446.2	12%
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
Contracted but unsatisfied or partially unsatisfied performance obligations as of July 31, 2023 were $7.1 billion. The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and nine months ended July 31, 2023, including our contract balances as of such date, see Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was due principally to the continued organic growth of our business across most product groups and geographies.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Time-Based Products Revenue

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$922.9	$754.3	$168.6	22%
Percentage of total revenue	62%	60%
Nine months ended	$2,513.4	$2,185.6	$327.8	15%
Percentage of total revenue	59%	57%

The increase in time-based products revenue for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

Upfront Products Revenue

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$298.0	$268.6	$29.4	11%
Percentage of total revenue	20%	22%
Nine months ended	$980.1	$973.5	$6.6	1%
Percentage of total revenue	23%	26%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily due to fluctuations in the sale of IP and hardware products, driven by timing of customer demands.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP products and hardware products sales. Such fluctuations will continue to be impacted by the timing of shipments or FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$112.3	$74.4	$37.9	51%
Professional services and other revenue	154.1	150.5	3.6	2%
Total	$266.4	$224.9	$41.5	18%
Percentage of total revenue	18%	18%
Nine months ended
Maintenance revenue	$273.9	$212.5	$61.4	29%
Professional services and other revenue	476.1	425.6	50.5	12%
Total	$750.0	$638.1	$111.9	18%
Percentage of total revenue	18%	17%
The increase in maintenance revenue for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily due to the timing of IP customization projects.

Cost of Revenue

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$190.8	$164.1	$26.7	16%
Cost of maintenance and service revenue	98.3	87.8	10.5	12%
Amortization of intangible assets	18.4	19.3	(0.9)	(5)%
Total	$307.5	$271.2	$36.3	13%
Percentage of total revenue	21%	22%
Nine months ended
Cost of products revenue	$549.9	$480.2	$69.7	15%
Cost of maintenance and service revenue	285.1	253.7	31.4	12%
Amortization of intangible assets	54.9	47.1	7.8	17%
Total	$889.9	$781.0	$108.9	14%
Percentage of total revenue	21%	21%
We divide cost of revenue into three categories: cost of products revenue, cost of maintenance and service revenue, and amortization of intangible assets.
Cost of products revenue. Cost of products revenue includes costs related to products sold and software licensed, hardware-related costs including inventory provisions, allocated operating costs related to product support and distribution, royalties paid to third-party vendors, and the amortization of capitalized software development costs.
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
The increase in cost of revenue for the three months ended July 31, 2023 compared to the same period in fiscal 2022, was primarily due to increases of $19.7 million in hardware-related costs including inventory provisions, $13.2 million in employee-related costs as a result of headcount increases from hiring, $3.2 million in facility costs, and $1.6 million in the fair value of our executive deferred compensation plan assets.
The increase in cost of revenue for the nine months ended July 31, 2023 compared to the same period in fiscal 2022, was primarily due to increases of $56.0 million in employee-related costs as a result of headcount increases from hiring, $21.1 million in hardware-related costs including inventory provisions, $11.9 million in facility costs, $7.8 million in amortization of technology-related intangible assets, and $6.5 million in the fair value of our executive deferred compensation plan assets.
Operating Expenses
Research and Development

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$507.4	$444.8	$62.6	14%
Percentage of total revenue	34%	36%
Nine months ended	$1,458.3	$1,218.8	$239.5	20%
Percentage of total revenue	34%	32%
The increase in research and development expenses for the three months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $31.0 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $14.1 million in the fair value of our executive deferred compensation plan assets, $7.4 million in facility costs, and $5.3 million in consultant and contractor costs.
The increase in research and development expenses for the nine months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $124.1 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $60.0 million in the fair value of our executive deferred compensation plan assets, $26.8 million in facility costs, and $7.6 million in consultant and contractor costs.
Sales and Marketing

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$227.1	$199.2	$27.9	14%
Percentage of total revenue	15%	16%
Nine months ended	$660.0	$571.3	$88.7	16%
Percentage of total revenue	16%	15%
The increase in sales and marketing expenses for the three months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $17.5 million in employee-related costs due to headcount increases, $3.4 million in the fair value of our executive deferred compensation plan assets, $2.8 million in travel and marketing expenses due to an increased number of in-person meetings and events, and $2.4 million in facility costs.
The increase in sales and marketing expenses for the nine months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $45.1 million in employee-related costs due to headcount increases, $14.2 million in the fair value of our executive deferred compensation plan assets, $13.1 million in travel and marketing expenses due to an increased number of in-person meetings and events, and $7.2 million in facility costs.
General and Administrative

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	$109.7	$91.5	$18.2	20%
Percentage of total revenue	7%	7%
Nine months ended	$298.2	$246.4	$51.8	21%
Percentage of total revenue	7%	6%
The increase in general and administrative expenses for the three months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to increases of $5.3 million in employee-related costs due to headcount increases from hiring, $4.3 million in legal, consulting and other professional fees, and $3.8 million in the fair value of our executive deferred compensation plan assets.
The increase in general and administrative expenses for the nine months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to bad debt recoveries of $15.9 million in the second quarter of fiscal 2022, and increases of $21.5 million in employee-related costs due to headcount increases from hiring, $14.4 million in the fair value of our executive deferred compensation plan assets, and $2.9 million in legal, consulting and other professional fees.

Amortization of Intangible Assets
Amortization of intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships related to acquisitions.

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended	6.7	7.1	(0.4)	(6)%
Percentage of total revenue	—%	1%
Nine months ended	20.0	23.0	(3.0)	(13)%
Percentage of total revenue	—%	1%
The decrease in amortization of intangible assets for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily due to certain intangible assets becoming fully amortized, partially offset by amortization expense related to intangible assets acquired during the three and nine months ended July 31, 2023.
Restructuring Charges
In the first quarter of fiscal 2023, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2023 Plan). The 2023 Plan was substantially completed in the third quarter of fiscal 2023, and total charges under the 2023 Plan were $78.4 million, consisting primarily of severance costs and facility exit costs. We recorded restructuring charges of $33.4 million and $78.4 million, respectively, during the three and nine months ended July 31, 2023.
See Note 9. Restructuring Charges of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Other Income (Expense), Net

	July 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$11.9	$2.7	$9.2	341%
Interest expense	(0.3)	(0.4)	0.1	(25)%
Gains (losses) on assets related to executive deferred compensation plan	21.8	(1.1)	22.9	(2,082)%
Foreign currency exchange gains (losses)	—	(0.4)	0.4	(100)%
Other, net	(7.6)	1.6	(9.2)	(575)%
Total	$25.8	$2.4	$23.4	975%
Nine months ended
Interest income	$26.9	$4.9	$22.0	449%
Interest expense	(0.9)	(1.3)	0.4	(31)%
Gains (losses) on assets related to executive deferred compensation plan	44.8	(50.0)	94.8	(190)%
Foreign currency exchange gains (losses)	0.4	3.5	(3.1)	(89)%
Other, net	(17.8)	1.6	(19.4)	(1,213)%
Total	$53.4	$(41.3)	$94.7	(229)%
The increase in other income (expense) for the three and nine months ended July 31, 2023 as compared to the same periods in fiscal 2022 was primarily due to the increase in the fair value of our executive deferred compensation plan assets.
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
Design Automation Segment

	July 31,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$415.7	$297.2	$118.5	40%
Adjusted operating margin	41%	36%	5%	14%
Nine months ended
Adjusted operating income	$1,121.8	$911.9	$209.9	23%
Adjusted operating margin	40%	37%	3%	8%
The increase in adjusted operating income for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in revenue from arrangements booked in prior periods.
Design IP Segment

	July 31,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$86.7	$83.6	$3.1	4%
Adjusted operating margin	25%	27%	(2)%	(7)%
Nine months ended
Adjusted operating income	$290.6	$373.5	$(82.9)	(22)%
Adjusted operating margin	28%	37%	(9)%	(24)%
The increase in adjusted operating income for the three months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to an increase in the revenue of IP products driven by timing of customer demands.
The decrease in adjusted operating income for the nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in employee-related costs due to headcount increases.
Software Integrity Segment

	July 31,
	2023	2022	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$22.4	$11.3	$11.1	98%
Adjusted operating margin	17%	10%	7%	70%
Nine months ended
Adjusted operating income	$56.3	$36.3	$20.0	55%
Adjusted operating margin	14%	11%	3%	27%
The increase in adjusted operating income for the three and nine months ended July 31, 2023 compared to the same periods in fiscal 2022 was primarily due to an increase in revenue from arrangements booked in prior periods.

Income Taxes
Our effective tax rate decreased in the three months ended July 31, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction, as a result of the Tax Act, higher excess tax benefits from stock-based compensation, and the tax benefit recorded as a result of concluding the Hungary tax litigation. Our effective tax rate decreased for the nine months ended July 31, 2023 as compared to the same period in fiscal 2022, primarily due to higher foreign derived intangible income deduction and the tax benefit recorded as a result of concluding the Hungary tax litigation, offset by lower excess tax benefits from stock-based compensation.
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2023, we held $1.8 billion in cash, cash equivalents and short-term investments. We also held $1.8 million in restricted cash primarily associated with deposits for office leases. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of AA.
As of July 31, 2023, approximately $1.0 billion of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
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
During the nine months ended July 31, 2023, there were no significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the nine months ended July 31, 2023.

Cash Flows

	Nine Months Ended July 31,
	2023	2022	$ Change
	(dollars in millions)
Cash provided by operating activities	$1,377.2	$1,345.4	$31.8
Cash used in investing activities	(181.6)	(531.3)	349.7
Cash used in financing activities	(942.6)	(825.2)	(117.4)
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
The increase in cash provided by operating activities for the nine months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to higher net income, lower disbursements for operations, including vendor and tax payments, and higher accounts receivable collections, partially offset by timing of customer billings.
Cash Used in Investing Activities
The decrease in cash used in investing activities for the nine months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to lower cash paid for acquisitions of $365.0 million, and higher proceeds from the sales and maturities of investments of $40.0 million, partially offset by higher purchases of property and equipment of $33.6 million, and higher purchases of investments of $22.6 million.
Cash Used in Financing Activities
The increase in cash used in financing activities for the nine months ended July 31, 2023 compared to the same period in fiscal 2022 was primarily due to higher stock repurchases of $148.5 million, and higher income taxes paid for net share settlements of $49.8 million, partially offset by lower debt repayments of $74.2 million.
Credit and Term Loan Facilities
On December 14, 2022, we entered into a Fifth Extension and Amendment Agreement (the Fifth Amendment), which amended and restated our previous credit agreement, dated as of January 22, 2021 (as amended and restated, the Credit Agreement).
The Fifth Amendment increased the existing senior unsecured revolving credit facility (the Revolver) from $650.0 million to $850.0 million and extended the maturity date from January 22, 2024 to December 14, 2027, which could be further extended at our option. The Credit Agreement also provides an uncommitted incremental revolving loan facility of up to $150.0 million in the aggregate principal amount. The Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. There was no outstanding balance under the Revolver as of July 31, 2023.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of July 31, 2023, we had $18.2 million outstanding balance under the agreement.
See Note 10. Credit and Term Loan Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Stock Repurchase Program
In September 2022, our Board of Directors (the Board) approved a replenishment of our stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock.
In May 2023, we entered into an accelerated stock repurchase agreement (the May 2023 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the May 2023 ASR, we made a prepayment of

$300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in August 2023. Total shares purchased under the May 2023 ASR were approximately 0.7 million shares, at an average purchase price of $436.93 per share.
As of July 31, 2023, $494.3 million remained available for future repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
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
As of July 29, 2023, our exposure to market risk had not changed materially since October 29, 2022. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of July 29, 2023, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our CEO and CFO have concluded that, as of July 29, 2023, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, competitive bid dynamics or other risks, which could harm our operating results.
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
As of July 31, 2023, approximately 56% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the Framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
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

We maintain significant deferred tax assets related to certain tax credits and capitalized research and development expenditures. Our ability to use these deferred tax assets is dependent upon having sufficient future taxable income in the relevant jurisdiction and in the case of foreign tax credits, how such credits are treated under current and potential future tax law. Changes to tax laws and regulations, and changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings that could materially affect our financial results.
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
In May 2023, we entered into an accelerated stock repurchase agreement (the May 2023 ASR) to repurchase an aggregate of $300.0 million of our common stock. Pursuant to the May 2023 ASR, we made a prepayment of $300.0 million to receive initial deliveries of shares valued at $255.0 million. The remaining balance of $45.0 million was settled in August 2023. Total shares purchased under the May 2023 ASR were approximately 0.7 million shares, at an average purchase price of $436.93 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended July 29, 2023:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
April 30, 2023 through June 3, 2023	750,724	$399.61	750,724	$494,276,393
Month #2
June 4, 2023 through July 1, 2023	—	$—	—	$494,276,393
Month #3
July 2, 2023 through July 29, 2023	—	$—	—	$494,276,393
Total	750,724	$399.61	750,724	$494,276,393
(1)    As of July 29, 2023, $494.3 million remained available for future repurchases under the Program.
(2) Amounts are calculated based on the settlement date.
See Note 14. Stock Repurchase Program of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information on the Program.

Item 5.	Other Information
Insider Adoption or Termination of Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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
						X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of July 29, 2023 and October 29, 2022, (ii) Condensed Consolidated Statements of Income for the Three Months Ended July 29, 2023 and July 30, 2022 and Nine Months Ended July 29, 2023 and July 30, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended July 29, 2023 and July 30, 2022 and Nine Months Ended July 29, 2023 and July 30, 2022, (iv) Consolidated Statements of Stockholders' Equity at July 29, 2023 and July 30, 2022, (v) Consolidated Statements of Cash Flows for the Nine Months Ended July 29, 2023 and July 30, 2022 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SYNOPSYS, INC.

Date: August 18, 2023	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)