Form 10-Q
period 2024-01-31
SYNOPSYS INC
filed 2024-02-23
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 21, 2024, there were 152,543,690 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2024	October 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,118,944	$1,438,913
Short-term investments	154,490	151,639
Total cash, cash equivalents and short-term investments	1,273,434	1,590,552
Accounts receivable, net	1,064,135	946,967
Inventories	382,727	325,590
Prepaid and other current assets	687,632	567,515
Total current assets	3,407,928	3,430,624
Property and equipment, net	567,038	557,261
Operating lease right-of-use assets, net	551,452	568,829
Goodwill	4,131,418	4,070,336
Intangible assets, net	377,415	374,194
Deferred income taxes	954,495	860,914
Other long-term assets	568,513	470,973
Total assets	$10,558,259	$10,333,131
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$699,474	$1,123,761
Operating lease liabilities	89,194	85,690
Deferred revenue	1,855,839	1,776,000
Total current liabilities	2,644,507	2,985,451
Long-term operating lease liabilities	563,815	584,035
Long-term deferred revenue	189,841	175,128
Long-term debt	16,951	18,078
Other long-term liabilities	436,528	386,138
Total liabilities	3,851,642	4,148,830
Redeemable non-controlling interest	31,043	31,043
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,536 and 152,053 shares outstanding, respectively	1,525	1,521
Capital in excess of par value	1,183,473	1,276,152
Retained earnings	7,188,550	6,741,699
Treasury stock, at cost: 4,725 and 5,207 shares, respectively	(1,539,340)	(1,675,650)
Accumulated other comprehensive income (loss)	(163,224)	(196,414)
Total Synopsys stockholders’ equity	6,670,984	6,147,308
Non-controlling interest	4,590	5,950
Total stockholders’ equity	6,675,574	6,153,258
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$10,558,259	$10,333,131

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2024	2023
Revenue:
Time-based products	$904,378	$782,313
Upfront products	447,863	336,658
Total products revenue	1,352,241	1,118,971
Maintenance and service	296,989	242,369
Total revenue	1,649,230	1,361,340
Cost of revenue:
Products	193,638	174,367
Maintenance and service	115,081	91,347
Amortization of acquired intangible assets	20,456	18,640
Total cost of revenue	329,175	284,354
Gross margin	1,320,055	1,076,986
Operating expenses:
Research and development	552,056	465,329
Sales and marketing	263,408	210,785
General and administrative	138,374	97,364
Amortization of acquired intangible assets	6,597	6,717
Restructuring charges	—	40,859
Total operating expenses	960,435	821,054
Operating income	359,620	255,932
Interest and other income (expense), net	105,484	23,292
Income before income taxes	465,104	279,224
Provision (benefit) for income taxes	18,897	10,597
Net income	$446,207	$268,627
Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,905)	(2,909)
Net income attributed to Synopsys	$449,112	$271,536

Net income per share attributed to Synopsys:
Basic	$2.95	$1.78
Diluted	$2.89	$1.75
Shares used in computing per share amounts:
Basic	152,311	152,401
Diluted	155,334	155,076
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended January 31,
	2024	2023
Net income	$446,207	$268,627
Other comprehensive income (loss):
Change in foreign currency translation adjustment	18,290	40,317
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	1,012	1,158
Cash flow hedges:
Deferred gains (losses), net of tax $(3,003) and $(14,807), respectively.	10,610	42,112
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,690) and $(3,099), respectively.	3,278	8,357
Other comprehensive income (loss), net of tax effects	33,190	91,944
Comprehensive income	479,397	360,571
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(2,905)	(2,909)
Comprehensive income attributed to Synopsys	$482,302	$363,480
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2023	152,053	$1,521	$1,276,152	$6,741,699	$(1,675,650)	$(196,414)	$6,147,308	$5,950	$6,153,258
Net income				449,112			449,112	(644)	448,468
Other comprehensive income (loss), net of tax effects						33,190	33,190		33,190
Purchases of treasury stock	(74)	(1)	1		(45,000)		(45,000)		(45,000)
Equity forward contract, net			45,000				45,000		45,000
Common stock issued, net of shares withheld for employee taxes	557	5	(318,516)		181,310		(137,201)		(137,201)
Stock-based compensation			179,338				179,338	1,314	180,652
Adjustments to redeemable non-controlling interest				(2,261)			(2,261)		(2,261)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,498				1,498	(2,030)	(532)
Balance at January 31, 2024	152,536	$1,525	$1,183,473	$7,188,550	$(1,539,340)	$(163,224)	$6,670,984	$4,590	$6,675,574

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2022	152,375	$1,524	$1,487,126	$5,534,307	$(1,272,955)	$(234,277)	$5,515,725	$4,801	$5,520,526
Net income				271,536			271,536	(294)	271,242
Other comprehensive income (loss), net of tax effects						91,944	91,944		91,944
Purchases of treasury stock	(806)	(8)	8		(260,724)		(260,724)		(260,724)
Equity forward contract, net			(45,000)				(45,000)		(45,000)
Common stock issued, net of shares withheld for employee taxes	811	8	(282,020)		212,499		(69,513)		(69,513)
Stock-based compensation			132,786				132,786	1,441	134,227
Balance at January 31, 2023	152,380	$1,524	$1,292,900	$5,805,843	$(1,321,180)	$(142,333)	$5,636,754	$5,948	$5,642,702
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income	$446,207	$268,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	62,888	57,294
Reduction of operating lease right-of-use assets	24,376	23,903
Amortization of capitalized costs to obtain revenue contracts	18,726	18,850
Stock-based compensation	180,652	134,227
Allowance for credit losses	6,059	3,700
Gain on sale of strategic investments	(55,077)	—
Amortization of bridge financing costs	1,000	—
Deferred income taxes	(101,332)	(65,495)
Other non-cash	(786)	4,535
Net changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(119,571)	(237,360)
Inventories	(60,883)	(8,610)
Prepaid and other current assets	(96,916)	(355)
Other long-term assets	(72,096)	(54,196)
Accounts payable and accrued liabilities	(266,704)	(144,258)
Operating lease liabilities	(23,569)	(17,629)
Income taxes	(117,798)	50,416
Deferred revenue	87,034	81,102
Net cash provided by (used in) operating activities	(87,790)	114,751
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	24,559	30,971
Purchases of short-term investments	(25,612)	(28,829)
Proceeds from sales of strategic investments	55,696	5,735
Purchases of strategic investments	(822)	—
Purchases of property and equipment	(40,391)	(43,500)
Acquisitions, net of cash acquired	(67,827)	—
Capitalization of software development costs	—	(624)
Net cash used in investing activities	(54,397)	(36,247)
Cash flows from financing activities:
Repayment of debt	(1,303)	(1,294)
Payment of bridge financing costs	(48,000)	—
Issuances of common stock	9,483	22,338
Payments for taxes related to net share settlement of equity awards	(147,330)	(92,095)
Purchase of equity forward contract	—	(45,000)
Purchases of treasury stock	—	(260,724)
Net cash used in financing activities	(187,150)	(376,775)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,320	35,675
Net change in cash, cash equivalents and restricted cash	(320,017)	(262,596)
Cash, cash equivalents and restricted cash, beginning of year	1,441,187	1,419,864
Cash, cash equivalents and restricted cash, end of period	$1,121,170	$1,157,268
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
Note 2. Summary of Significant Accounting Policies and Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The condensed consolidated financial statements are unaudited but, in management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our quarterly results. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 as filed with the SEC on December 12, 2023 (our Annual Report).
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
Fiscal Year and Fiscal Quarter End. Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2024 is a 53-week year ending on November 2, 2024, which impacts our revenue, expenses and operating results. Fiscal 2023 was a 52-week year and ended on October 28, 2023.
Our results of operations for the first quarter of fiscal 2024 and 2023 included 14 weeks and 13 weeks, respectively, and ended on February 3, 2024 and January 28, 2023, respectively. For presentation purposes, the condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our annual reports beginning in the fiscal year 2025, and interim period reports beginning in the first quarter of the fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The standard will become effective for us beginning on November 1, 2025 and will be applied on a prospective basis, with a retrospective option. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
Note 3. Pending Acquisition of Ansys
On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire all of the outstanding shares of ANSYS, Inc. (Ansys), a provider of broad engineering simulation and analysis software and services, in a cash-and-stock transaction (the Ansys Merger) that values Ansys at approximately $35.0 billion, based on the closing price of Synopsys common stock on December 21, 2023.
Under the terms of the Merger Agreement, at the effective time of the Ansys Merger (the Effective Time), each share of Ansys common stock issued and outstanding immediately prior to the Effective Time (with certain exceptions set forth in the Merger Agreement) will be converted into the right to receive 0.3450 (the Exchange Ratio) of a share of Synopsys common stock and $197.00 in cash, without interest. The Merger Agreement also provides for Synopsys’ assumption of certain outstanding Ansys options and other unvested Ansys equity awards held by continuing Ansys employees. If the stock consideration to be issued by Synopsys in connection with the Ansys Merger would exceed 19.9999% of the shares of Synopsys common stock issued and outstanding immediately prior to the Effective Time, the Exchange Ratio will be reduced to the minimum extent necessary to ensure that the aggregate number of shares of Synopsys common stock to be issued in connection with the Ansys Merger does not exceed such threshold, and the cash consideration will be correspondingly increased to offset such adjustment.
The Ansys Merger, which is anticipated to close in the first half of calendar year 2025, is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by holders of a majority of the outstanding shares of Ansys common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, the clearance of the Ansys Merger under certain other antitrust and foreign investment regimes and the effectiveness of a registration statement on Form S-4 to be filed by us. We and Ansys each have termination rights under the Merger Agreement. A fee of $1.5 billion may be payable by us to Ansys, or a fee of $950.0 million may be payable by Ansys to us, upon termination of the Merger Agreement under specified circumstances, each as more fully described in the Merger Agreement.
In connection with the execution of the Merger Agreement, we entered into a commitment letter on January 15, 2024 (the Bridge Commitment Letter) with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, a senior unsecured bridge facility (the Bridge Commitment) in an aggregate principal amount of up to $16.0 billion (which we subsequently reduced to $11.7 billion in connection with our entry into the Term Loan Agreement as further described below). On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement), which provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. Effective February 13, 2024, we terminated $4.3 billion of the original $16.0 billion of commitments under the Bridge Commitment, in lieu of which we expect to borrow the committed amounts available under the Term Loan Agreement. See Note 10. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on the Bridge Commitment and the Term Loan Agreement.
Note 4. Business Combination
During the three months ended January 31, 2024, we completed one acquisition for aggregate purchase consideration of $67.8 million, net of cash acquired. The purchase consideration was allocated as follows: $29.4 million to identifiable intangible assets, $48.0 million to goodwill, and $9.6 million to net tangible liabilities. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill recognized from this acquisition was assigned to the Design Automation reporting unit, and was not deductible for income tax purposes.
We have included the financial results of this acquisition in our condensed consolidated financial statements from the date of acquisition. These results were not material to our condensed consolidated financial statements.
Transaction costs were $31.9 million during the three months ended January 31, 2024. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions and were expensed as incurred in our condensed consolidated statements of income.
Note 5. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended January 31,
	2024	2023
EDA	58.9%	64.3%
Design IP	31.9%	25.2%
Software Integrity	8.4%	9.4%
Other	0.8%	1.1%
Total	100.0%	100.0%
Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.

Contract balances are as follows:

	As of
	January 31, 2024	October 31, 2023
	(in thousands)
Contract assets, net	$469,002	$389,042
Unbilled receivables	$40,522	$60,016
Deferred revenue	$2,045,680	$1,951,128
During the three months ended January 31, 2024, we recognized revenue of $846.7 million that was included in the deferred revenue balance as of October 31, 2023, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $8.2 billion as of January 31, 2024, which includes $1.3 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 40% of the backlog as of January 31, 2024, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three months ended January 31, 2024 and 2023, we recognized $25.4 million and $24.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of January 31, 2024 were $88.5 million and are included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $18.7 million and $18.9 million during the three months ended January 31, 2024 and 2023, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the three months ended January 31, 2024 are as follows:

(in thousands)
Balance at October 31, 2023	$4,070,336
Additions	47,994
Adjustments	138
Effect of foreign currency translation	12,950
Balance at January 31, 2024	$4,131,418
Intangible Assets
Intangible assets as of January 31, 2024 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,158,892	$904,829	$254,063
Customer relationships	469,340	364,328	105,012
Contract rights intangible	195,879	191,984	3,895
Trademarks and trade names	52,825	38,380	14,445
Total	$1,876,936	$1,499,521	$377,415

Intangible assets as of October 31, 2023 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$1,135,347	$885,555	$249,792
Customer relationships	463,371	358,421	104,950
Contract rights intangible	194,930	190,670	4,260
Trademarks and trade names	52,825	37,633	15,192
Capitalized software development costs	50,795	50,795	—
Total	$1,897,268	$1,523,074	$374,194
Amortization expense related to intangible assets consists of the following:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Core/developed technology	$19,265	$18,269
Customer relationships	5,850	5,824
Contract rights intangible	1,191	371
Trademarks and trade names	747	893
Capitalized software development costs(1)	—	559
Total	$27,053	$25,916
(1) Amortization of capitalized software development costs is included in cost of products revenue in the condensed consolidated statements of income.
The following table presents the estimated future amortization of acquired intangible assets as of January 31, 2024:

Fiscal year	(in thousands)
Remainder of fiscal 2024	$79,696
2025	88,515
2026	75,333
2027	54,888
2028	29,467
2029 and thereafter	49,516
Total	$377,415
Note 7. Balance Sheet Components

	As of
	January 31, 2024	October 31, 2023
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$349,003	$300,731
Capitalized commission, net	88,463	88,614
Other	131,047	81,628
Total	$568,513	$470,973

Accounts payable and accrued liabilities:
Payroll and related benefits	$370,626	$583,854
Accrued income taxes	124,287	226,762
Other accrued liabilities	127,753	157,254
Accounts payable	76,808	155,891
Total	$699,474	$1,123,761

Other long-term liabilities:
Deferred compensation plan liabilities	$349,003	$300,731
Other	87,525	85,407
Total	$436,528	$386,138

Note 8. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of January 31, 2024, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$44,751	$—	$—	$—	$44,751
U.S. Treasury, agency & T-bills	2,886	—	—	—	2,886
Total:	$47,637	$—	$—	$—	$47,637
Short-term investments:
U.S. Treasury, agency & T-bills	$16,778	$6	$(29)	$—	$16,755
Municipal bonds	515	—	—	(9)	506
Corporate debt securities	102,108	208	(81)	(173)	102,062
Asset-backed securities	35,163	71	(12)	(55)	35,167
Total:	$154,564	$285	$(122)	$(237)	$154,490
(1)See Note 9. Fair Value Measurements for further discussion on fair values.

The contractual maturities of our available-for-sale debt securities as of January 31, 2024 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$75,193	$74,999
1-5 years	75,224	75,359
5-10 years	2,798	2,812
>10 years	1,349	1,320
Total	$154,564	$154,490
As of October 31, 2023, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$10,129	$—	$—	$—	$10,129
U.S. Treasury, agency & T-bills	2,994	—	—	—	2,994
Total:	$13,123	$—	$—	$—	$13,123
Short-term investments:
U.S. Treasury, agency & T-bills	$15,752	$—	$(61)	$(2)	$15,689
Municipal bonds	515	—	—	(16)	499
Corporate debt securities	103,213	13	(455)	(396)	102,375
Asset-backed securities	33,245	21	(93)	(97)	33,076
Total:	$152,725	$34	$(609)	$(511)	$151,639
(1)See Note 9. Fair Value Measurements for further discussion on fair values.
Restricted cash. We include amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is primarily associated with office leases and employee loan programs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets:

	As of
	January 31, 2024	October 31, 2023
	(in thousands)
Cash and cash equivalents	$1,118,944	$1,438,913
Restricted cash included in prepaid and other current assets	1,490	1,549
Restricted cash included in other long-term assets	736	725
Total cash, cash equivalents and restricted cash	$1,121,170	$1,441,187

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. In November 2023, we completed the sale of strategic investments in privately-held companies. The gain recognized from the sales was $55.1 million and included in interest and other income (expense), net, in our condensed consolidated statements of income. There were no material impairments of non-marketable equity securities during the three months ended January 31, 2024 and 2023.
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
The duration of forward contracts, the majority of which are short-term, ranges from approximately 3 months to 27 months at inception. We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with high credit quality financial institutions that are rated "A" or above and to date have not experienced nonperformance by counterparties. In addition, we mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipate continued performance by all counterparties to such agreements.
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
We did not record any gains or losses related to discontinuation of cash flow hedges during the three months ended January 31, 2024 and 2023.
Non-designated Hedging Activities
Our foreign exchange forward contracts that are used to hedge non-functional currency denominated balance sheet assets and liabilities are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in interest and other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in interest and other income (expense), net. The duration of the forward contracts for hedging our balance sheet exposure is approximately one month.
We also have certain foreign exchange forward contracts for hedging certain international revenues and expenses that are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in interest and other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year. The overall goal of our hedging program is to minimize the impact of currency fluctuations on the net income over the fiscal year.
The effects of the non-designated derivative instruments on the condensed consolidated statements of income are summarized as follows:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Gains (losses) recorded in Interest and other income (expense), net	$3,290	$8,221

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	January 31, 2024	October 31, 2023
	(in thousands)
Total gross notional amounts	$1,680,619	$1,666,758
Net fair value	$11,452	$(2,308)
Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following table represents the condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at January 31, 2024
Other current assets	$15,912	$577
Accrued liabilities	$4,174	$863
Balance at October 31, 2023
Other current assets	$12,962	$491
Accrued liabilities	$14,665	$1,096
The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2024
Foreign exchange contracts	Revenue	$(58)	Revenue	$(3,263)
Foreign exchange contracts	Operating expenses	10,668	Operating expenses	(15)
Total		$10,610		$(3,278)
Three months ended January 31, 2023
Foreign exchange contracts	Revenue	$5,267	Revenue	$(3,967)
Foreign exchange contracts	Operating expenses	36,845	Operating expenses	(4,390)
Total		$42,112		$(8,357)

Note 9. Fair Value Measurements
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
Our borrowings under our credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to us for debt with similar terms and maturities. See Note 10. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on these borrowings.

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2024:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$44,751	44,751	$—	$—
U.S. Treasury, agency & T-bills	2,886	—	2,886	—
Short-term investments:
U.S. Treasury, agency & T-bills	16,755	—	16,755	—
Municipal bonds	506	—	506	—
Corporate debt securities	102,062	—	102,062	—
Asset-backed securities	35,167	—	35,167	—
Prepaid and other current assets:
Foreign currency derivative contracts	16,489	—	16,489	—
Other long-term assets:
Deferred compensation plan assets	349,003	349,003	—	—
Total assets	$567,619	$393,754	$173,865	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,037	$—	$5,037	$—
Other long-term liabilities:
Deferred compensation plan liabilities	349,003	349,003	—	—
Total liabilities	$354,040	$349,003	$5,037	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2023:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$10,129	$10,129	$—	$—
U.S. Treasury, agency & T-bills	2,994	—	2,994	—
Short-term investments:
U.S. Treasury, agency & T-bills	15,689	—	15,689	—
Municipal bonds	499	—	499	—
Corporate debt securities	102,375	—	102,375	—
Asset-backed securities	33,076	—	33,076	—
Prepaid and other current assets:
Foreign currency derivative contracts	13,453	—	13,453	—
Other long-term assets:
Deferred compensation plan assets	300,731	300,731	—	—
Total assets	$478,946	$310,860	$168,086	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$15,761	$—	$15,761	$—
Other long-term liabilities:
Deferred compensation plan liabilities	300,731	300,731	—	—
Total liabilities	$316,492	$300,731	$15,761	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 10. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the Bridge Commitment in an aggregate principal amount of up to $16.0 billion (which we subsequently reduced to $11.7 billion in connection with our entry into the Term Loan Agreement as further described below). The proceeds of any borrowing under the Bridge Commitment would be used for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement.
The commitments to provide the Bridge Commitment may be terminated in whole or reduced in part, at our discretion. In addition, the Bridge Commitment Letter provides that net cash proceeds received from certain debt and equity issuances or the sale of certain businesses and assets, as well as term loan commitments under certain qualifying term loan facilities, will result in mandatory commitment reductions under the Bridge Commitment.
On February 13, 2024, we entered into the Term Loan Agreement, which provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. Effective February 13, 2024, we terminated $4.3 billion of the original $16.0 billion of commitments under the Bridge Commitment, in lieu of which Synopsys expects to borrow the committed amounts available under the Term Loan Agreement.
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding.
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio commencing the last day of the first fiscal quarter ending on or after the completion of the Ansys Merger, as well as other non-financial covenants. Under the Term Loan Agreement, borrowings will bear interest on the principal amount outstanding at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.875% to 1.375% (in the case of Tranche 1) or 1.000% to 1.500% (in the case of Tranche 2) or (ii) the ABR (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.000% to 0.375% (in the case of Tranche 1) or 0.000% to 0.500% (in the case of Tranche 2).
We will also pay a ticking fee under the Term Loan Agreement in an amount equal to a rate per annum equal to 0.10% times the actual daily undrawn portion of the commitments in respect of the term loan facility, from and including May 14, 2024 to but excluding the earlier of (i) termination or expiration of the commitments under the term loan facility or (ii) the funding of the commitments.
On February 13, 2024, we entered into a Sixth Amendment Agreement (the Sixth Amendment), which amended and restated our previous revolving credit agreement, dated as of December 14, 2022 (as amended and restated, the Revolving Credit Agreement).
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option.
Under the Sixth Amendment, certain amendments became effective on February 13, 2024 and certain additional amendments will become effective upon the completion of the Ansys Merger. Upon the effective date, the Sixth Amendment amended the financial covenant to allow netting of the cash proceeds of certain debt incurred to finance the Ansys Merger as well as certain other modifications set forth therein. Upon the completion of the Ansys Merger, the Sixth Amendment, among other things: (i) amends the applicable margin used to determine the interest that accrues on loans and the facility fee payable under the revolving credit facility to be based on our credit ratings, (ii) amends the financial covenant thresholds under the financial covenant in the Revolving Credit Agreement requiring us to maintain a maximum consolidated leverage ratio and (iii) amends certain conditions to borrowing, other non-financial covenants and events of default.
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of January 31, 2024, we were in compliance with the financial covenant.
Interest accrues on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or (ii) the ABR (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for Adjusted Term SOFR Rate based loans ranges from 0.785% to 0.975%, based upon Synopsys’ consolidated leverage ratio. The applicable margin for ABR based loans is 0.000%. In addition to the interest on any outstanding loans, Synopsys is also required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.09% to 0.15% based on Synopsys’ consolidated leverage ratio on the daily amount of the revolving commitment.
Subject to the completion of the Ansys Merger, interest under the Revolving Credit Agreement will accrue on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate plus an applicable margin based on our credit ratings ranging from 0.795% to 1.200% or (ii) the ABR plus an applicable margin based on our credit ratings ranging from 0.000% to 0.200%. In addition to the interest on any outstanding loans, Synopsys will also be required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.080% to 0.175% based on the credit ratings of Synopsys on the daily amount of the revolving commitment.
There was no outstanding balance under the Revolving Credit Agreement as of January 31, 2024 and October 31, 2023.

In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of January 31, 2024, we had $17.0 million outstanding balance under the agreement.
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
The components of our lease expense during the period presented are as follows:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Operating lease expense (1)	$23,595	$24,348
Variable lease expense (2)	5,627	4,325
Total lease expense	$29,222	$28,673
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$24,172	$21,053
ROU assets obtained in exchange for operating lease liabilities	$5,004	$44,339
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	January 31, 2024	October 31, 2023
Weighted-average remaining lease term (in years)	8.15	8.34
Weighted-average discount rate	2.52%	2.50%
The following table represents the maturities of our future lease payments due under operating leases as of January 31, 2024:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2024	$76,588
2025	105,503
2026	94,057
2027	91,465
2028	77,332
2029 and thereafter	282,776
Total future minimum lease payments	727,721
Less: Imputed interest	74,712
Total lease liabilities	$653,009

In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of January 31, 2024 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2024	$18,518
2025	25,351
2026	26,230
2027	27,376
2028	27,557
2029 and thereafter	56,491
Total	$181,523

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
During the three months ended January 31, 2024, our ownership interest in OpenLight was reduced to 71% as a result of the recognition of non-controlling interest upon issuance of OpenLight stock.
During the three months ended January 31, 2024, OpenLight incurred a net loss of $9.4 million, of which $2.3 million was attributable to redeemable non-controlling interest. As of January 31, 2024, the carrying value of the redeemable non-controlling interest was recorded at its estimated fair value of $31.0 million in the condensed consolidated balance sheets.
Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	January 31, 2024	October 31, 2023
	(in thousands)
Cumulative currency translation adjustments	$(151,814)	$(170,104)
Unrealized gains (losses) on derivative instruments, net of taxes	(11,336)	(25,224)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(74)	(1,086)
Total	$(163,224)	$(196,414)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$(3,263)	$(3,967)
Operating expenses	(15)	(4,390)
Total	$(3,278)	$(8,357)
Amounts reclassified during the three months ended January 31, 2024 and 2023 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 14. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of January 31, 2024, $194.3 million remained available for future repurchases under the Program.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended January 31,
	2024(1)	2023(2)
	(in thousands)
Total shares repurchased	74	806
Total cost of the repurchased shares	$45,000	$260,724
Reissuance of treasury stock	557	811
(1) Included the 73,903 shares and $45.0 million equity forward contract from the August 2023 Accelerated Share Repurchase (ASR) settled in November 2023.
(2) Excluded the 107,020 shares and $45.0 million equity forward contract from the December 2022 ASR settled in February 2023.
Note 15. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Cost of products	$20,680	$16,029
Cost of maintenance and service	9,176	7,155
Research and development expense	94,888	69,231
Sales and marketing expense	35,353	24,907
General and administrative expense	20,555	16,905
Stock-based compensation expense before taxes	180,652	134,227
Income tax benefit	(29,410)	(21,570)
Stock-based compensation expense after taxes	$151,242	$112,657

During the three months ended January 31, 2024 and 2023, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods were as follows:

	Three Months Ended January 31,
	2024	2023
Expected life (in years)	2.89 years	0.90 years
Risk-free interest rate	4.41%	4.63%
Volatility	34.03%	42.86%
Grant date fair value	$600.29	$408.55
As of January 31, 2024, we had $1.6 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.7 years. As of January 31, 2024, we had $27.5 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Intrinsic value of awards exercised	$27,855	$54,776

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
The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$449,112	$271,536
Denominator:
Weighted average common shares for basic net income per share	152,311	152,401
Dilutive effect of common share equivalents from equity-based compensation	3,023	2,675
Weighted average common shares for diluted net income per share	155,334	155,076
Net income per share attributed to Synopsys:
Basic	$2.95	$1.78
Diluted	$2.89	$1.75
Anti-dilutive employee stock-based awards excluded	702	527

Note 17. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
We have three reportable segments: (1) Design Automation, which includes our advanced silicon design, verification products and services, system integration products and services, digital, custom and field programmable gate array (FPGA) IC design software, verification software and hardware products, manufacturing software products and other; (2) Design IP, which includes our Design IP products; and (3) Software Integrity, which includes solutions that test software code for security vulnerabilities and quality defects, as well as professional and managed services.
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

Information by reportable segment is as follows:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Total Segments:
Revenue	$1,649,230	$1,361,340
Adjusted operating income	638,358	479,167
Adjusted operating margin	39%	35%
Design Automation:
Revenue	$985,339	$889,846
Adjusted operating income	364,883	346,009
Adjusted operating margin	37%	39%
Design IP:
Revenue	$525,650	$343,651
Adjusted operating income	249,494	117,625
Adjusted operating margin	47%	34%
Software Integrity:
Revenue	$138,241	$127,843
Adjusted operating income	23,981	15,533
Adjusted operating margin	17%	12%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of acquired intangible assets, stock-based compensation, changes in the fair value of deferred compensation plan, restructuring charges, and acquisition/divestiture related items, are presented in the table below to provide a reconciliation of the total adjusted operating income from segments to our consolidated operating income:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Total segment adjusted operating income	$638,358	$479,167
Reconciling items:
Amortization of acquired intangible assets	(27,053)	(25,357)
Stock-based compensation expense	(180,652)	(134,227)
Deferred compensation plan	(40,101)	(20,197)
Restructuring charges	—	(40,859)
Acquisition/divestiture related items	(30,932)	(2,595)
Total operating income	$359,620	$255,932
The CODM does not use total assets by segment to evaluate segment performance or allocate resources. As a result, total assets by segment are not disclosed.
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Revenue:
United States	$807,618	$671,782
Europe	159,113	135,007
China	249,975	197,778
Korea	184,600	145,792
Other	247,924	210,981
Consolidated	$1,649,230	$1,361,340
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Interest and Other Income (Expense), Net
The following table presents the components of interest and other income (expense), net:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Interest income	$13,150	$6,899
Interest expense	(1,324)	(264)
Gains (losses) on assets related to deferred compensation plan	40,101	20,197
Foreign currency exchange gains (losses)	3,365	2,700
Gain on sale of strategic investments	55,077	—
Other, net	(4,885)	(6,240)
Total	$105,484	$23,292
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2024	2023
	(in thousands)
Income before income taxes	$465,104	$279,224
Provision (benefit) for income taxes	$18,897	$10,597
Effective tax rate	4.1%	3.8%
Our effective tax rate for the three months ended January 31, 2024, is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation and U.S. foreign tax credits, partially offset by state taxes and the effect of non-deductible stock-based compensation.

Our effective tax rate increased in the three months ended January 31, 2024, as compared to the same period in fiscal 2023, primarily due to a reduced benefit from U.S. federal research tax credits partially offset by increased excess tax benefits from stock-based compensation.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $5.4 million.
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). In fiscal 2018, Synopsys Hungary paid the assessment. Following years of litigation, the Administrative Court issued its written decision in favor of Synopsys Hungary on May 17, 2023, and the HTA subsequently refunded Synopsys Hungary the tax, penalty and interest paid in fiscal 2018, as well as additional interest totaling $39.1 million (including foreign currency effects). During the third quarter of fiscal 2023, Synopsys released its unrecognized tax benefit and offsetting U.S. foreign tax credits, resulting in a net benefit of $23.8 million.
We are also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Legislative Developments
Effective our fiscal 2024, we are subject to the new 15% corporate alternative minimum tax (CAMT) enacted as part of the Inflation Reduction Act of 2022. The Company does not expect any impact of CAMT in fiscal 2024.
On January 31, 2024, the House of Representatives has passed the Tax Relief for American Families and Workers Act of 2024 (H.R. 7024) which would defer the requirement of capitalizing research and development, based in the United States, until tax years starting after December 31, 2025. The proposed legislation would have a beneficial impact on our cash tax liabilities, if enacted. Synopsys will continue to monitor the status of this legislation.

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
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities, strategies and technological trends, such as artificial intelligence (AI); planned acquisitions and their expected impact, such as our pending acquisition of ANSYS, Inc. (Ansys), including, among other things, expectations regarding the financing of pending acquisitions; the exploration of strategic alternatives for our Software Integrity segment; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of increased global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, including, among others, the unknown impact of current and future U.S. and Chinese trade regulations and regional or global military conflicts, and fluctuations in foreign exchange rates, and associated global economic conditions; the expected impact of U.S. and foreign government actions and regulatory changes, including export control restrictions, on our financial results; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); software trends; planned stock repurchases; our expected tax rate; and the impact and result of pending legal, administrative and tax proceedings. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
The following summary and overview of our financial condition and results of operations are qualified in their entirety by the more complete discussions and should be read together with our condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report, the risk factors set forth in Part II, Item 1A of this Quarterly Report, and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, as filed with the SEC on December 12, 2023 (our Annual Report).
Overview
Financial Performance Summary
The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended January 31,
	2024	2023
	(in millions, except per share amounts)
Revenue	$1,649.2	$1,361.3
Cost of revenue	$329.2	$284.4
Operating expenses	$960.4	$821.1
Operating income	$359.6	$255.9
Net income attributed to Synopsys	$449.1	$271.5
Diluted net income per share attributed to Synopsys	$2.89	$1.75
First quarter of fiscal 2024 compared to the same period of fiscal 2023 financial performance summary

•Revenues were $1.6 billion, an increase of $287.9 million or 21%, primarily due to revenue growth across all products and geographies and the impact of the extra week in the first quarter of fiscal 2024.1
•Total cost of revenue and operating expenses was $1.3 billion, an increase of $184.2 million or 17%, primarily due to an increase of $135.9 million in employee-related costs resulting from headcount increases through organic growth and acquisitions, and the impact of the extra week in the first quarter of fiscal 2024.
•Operating income was $359.6 million, an increase of $103.7 million or 41%.
Business Summary
Synopsys provides products and services used across the entire Silicon to Software spectrum to bring Smart Everything to life. From engineers creating advanced semiconductors to product teams developing advanced electronic systems to software developers seeking to ensure the security and quality of their code, our customers trust that our technologies will enable them to meet new requirements for energy efficiency, reliability, mobility, security and more. For more information about our business segments and product groups, see Part I, Item 1 Business in our Annual Report.
We have consistently grown our revenue since 2005, despite periods of global economic uncertainty. We achieved these results because of our solid execution, leading technologies and strong customer relationships, and because we generally recognize our revenue for software licenses over the arrangement period, which typically approximates three years. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation of the Notes to Consolidated Financial Statements in our Annual Report for a discussion on our revenue recognition policy. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
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
Recent Developments
Pending Acquisition of Ansys
On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire all of the outstanding shares of ANSYS, Inc. (Ansys), a provider of broad engineering simulation and analysis software and services, in a cash-and-stock transaction (the Ansys Merger) that values Ansys at approximately $35.0 billion, based on the closing price of Synopsys common stock on December 21, 2023.
Under the terms of the Merger Agreement, at the effective time of the Ansys Merger (the Effective Time) each share of Ansys common stock issued and outstanding immediately prior to the Effective Time (with certain exceptions set forth in the Merger Agreement) will be converted into the right to receive 0.3450 (the Exchange Ratio) of a share of Synopsys common stock and $197.00 in cash, without interest. The Exchange Ratio is expected to result in Ansys equityholders and Synopsys equityholders owning approximately 16.5% and 83.5%, respectively, of the combined company on a pro forma basis following the Effective Time. The Merger Agreement also provides for Synopsys’ assumption of certain outstanding Ansys options and other unvested Ansys equity awards held by continuing Ansys employees. If the stock consideration to be issued by Synopsys in connection with the Ansys Merger would exceed 19.9999% of the shares of Synopsys common stock issued and outstanding immediately prior to the Effective Time, the Exchange Ratio will be reduced to the minimum extent necessary to ensure that the aggregate number of shares of Synopsys common stock to be issued in connection with the Ansys Merger does not exceed such threshold, and the cash consideration will be correspondingly increased to offset such adjustment.
Pursuant to the Merger Agreement, Synopsys and Ansys will mutually select two members of the board of directors of Ansys to become members of the board of directors of Synopsys at the Effective Time. If the closing occurs less
1 Refer to "Fiscal Year and Fiscal Quarter End" in Item 2 of this Quarterly Report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for the extra week discussion.

than six months prior to the next annual meeting of Synopsys’ stockholders, Synopsys will nominate such directors for election at such meeting.
The Ansys Merger, which is anticipated to close in the first half of calendar year 2025, is subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Ansys common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the HSR Act), the clearance of the Ansys Merger under certain other antitrust and foreign investment regimes and the effectiveness of a registration statement on Form S-4 to be filed by us. We and Ansys each have termination rights under the Merger Agreement. A fee of $1.5 billion may be payable by us to Ansys, or a fee of $950.0 million may be payable by Ansys to us, upon termination of the Merger Agreement under specified circumstances, each as more fully described in the Merger Agreement. The receipt of financing by us is not a condition to complete the Ansys Merger.
In connection with the execution of the Merger Agreement, we entered into a commitment letter on January 15, 2024 (the Bridge Commitment Letter) with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, a senior unsecured bridge facility (the Bridge Commitment) in an aggregate principal amount of up to $16.0 billion (which we subsequently reduced to $11.7 billion in connection with our entry into the Term Loan Agreement as further described below). On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement), which provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. Effective February 13, 2024, we terminated $4.3 billion of the original $16.0 billion of commitments under the Bridge Commitment, in lieu of which we expect to borrow the committed amounts available under the Term Loan Agreement. See Note 10. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on the Bridge Commitment and the Term Loan Agreement.
For more on risks related to the Ansys Merger, see Part II, Item 1A, Risk Factors, “Risks Related to the Ansys Merger" of this Quarterly Report.
Impact of the Current Macroeconomic and Geopolitical Environment
Uncertainty in the macroeconomic environment, including the effects of, among other things, increased global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates, and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets. We expect growth across our geographies in fiscal 2024; however, we are expecting a challenging near-term growth environment in China due to macroeconomic factors as well as, to a lesser degree, entity list and trade restrictions as further discussed below and in Part II, Item 1A, Risk Factors of this Quarterly Report.
The current uncertain macroeconomic environment could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. For more on risks related to the current macroeconomic and geopolitical environment, see Part II, Item 1A, Risk Factors, “Uncertainty in the macroeconomic environment, and its potential impact on the semiconductor and electronics industries, may negatively affect our business, operating results and financial condition” of this Quarterly Report. For example, we continue to experience an impact from the current macroeconomic environment in our Software Integrity segment as customers have applied elevated levels of scrutiny to purchasing decisions due in part to their own budget uncertainty, which has, in some cases, affected customer order size, pricing and/or contract duration. While the situation is dynamic, we expect customers to continue to scrutinize their budgets and negotiate orders for our Software Integrity segment products and solutions in light of the current macroeconomic environment. Further, following a strategic portfolio review, and in consultation with our Board of Directors, we have decided to explore strategic alternatives for our Software Integrity segment. As a part of this process, our management is considering a full range of strategic opportunities. At this time we cannot predict the impact that such strategic alternatives might have on our business, operations or financial condition.
We are also actively monitoring geopolitical pressures around the world, including, among others, changes in the China-Taiwan relations, the conflicts in Ukraine, the Middle East and other regional or global military conflicts. Any significant disruption caused by these or other geopolitical pressures or conflicts could materially affect our employees, business, operating results, financial condition or customers in those regions of the world. For example,

Synopsys has employees, operations, customers and strategic partners in the Middle East and in Armenia, which are each experiencing geopolitical conflicts. While we are actively monitoring these conflicts, at this time, these geopolitical conflicts have not had a material impact on our business, operating results or financial condition.
While our time-based business model provides stability to our business, operating results and overall financial position, the broader implications of these macroeconomic or geopolitical events, particularly in the long term, remain uncertain. Further, the negative impact of these events or disruptions may be deferred due to our business model.
See Part II, Item 1A, Risk Factors of this Quarterly Report for further discussion of the impact of global economic and geopolitical uncertainty on our business, operations and financial condition.
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
For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and other U.S. Export Regulations, see Part I, Item 1A, Risk Factors, “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
Business Segments
Design Automation. This segment includes our advanced silicon design, verification products and services and system integration products. This segment also includes digital, custom and field programmable gate array (FPGA) integrated circuit (IC) design software, verification software and hardware products, system integration products and services, and manufacturing software products. Designers use these products to automate the highly complex IC design process and to reduce defects that could lead to expensive design or manufacturing re-spins or suboptimal end products.
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
Fiscal Year and Fiscal Quarter End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2024 is a 53-week year ending on November 2, 2024, which impacts our revenue, expenses and operating results. Fiscal 2023 was a 52-week year and ended on October 28, 2023.

Our results of operations for the first quarter of fiscal 2024 and 2023 included 14 weeks and 13 weeks, respectively, and ended on February 3, 2024 and January 28, 2023, respectively. The extra week in the first quarter of fiscal 2024 resulted in approximately $70.5 million of additional revenue, and approximately $61.0 million of additional expenses, including approximately $11.0 million in stock-based compensation costs. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
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
Total Revenue

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$985.3	$889.8	$95.5	11%
Design IP	525.7	343.7	182.0	53%
Software Integrity	138.2	127.8	10.4	8%
Total	$1,649.2	$1,361.3	$287.9	21%

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

Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) as of January 31, 2024 were $8.2 billion, which includes $1.3 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 40% of the backlog as of January 31, 2024, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three months ended January 31, 2024, including our contract balances as of such date, see Note 5. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was due principally to the continued organic growth of our business across all product groups and geographies, and the impact of the extra week in the first quarter of fiscal 2024 of approximately $70.5 million.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Time-Based Products Revenue

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$904.4	$782.3	$122.1	16%
Percentage of total revenue	55%	57%

The increase in time-based products revenue for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods, and the impact of the extra week in the first quarter of fiscal 2024.
Upfront Products Revenue

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$447.9	$336.7	$111.2	33%
Percentage of total revenue	27%	25%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to an increase in the sale of IP products, driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP and hardware product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.

Maintenance and Service Revenue

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$102.6	$81.4	$21.2	26%
Professional service and other revenue	194.4	161.0	33.4	21%
Total	$297.0	$242.4	$54.6	23%
Percentage of total revenue	18%	18%
The increase in maintenance revenue for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional service and other revenue for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to the timing of IP customization projects.
Cost of Revenue

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$193.6	$174.4	$19.2	11%
Cost of maintenance and service revenue	115.1	91.3	23.8	26%
Amortization of acquired intangible assets	20.5	18.6	1.9	10%
Total	$329.2	$284.3	$44.9	16%
Percentage of total revenue	20%	21%
We divide cost of revenue into three categories: cost of products revenue, cost of maintenance and service revenue, and amortization of acquired intangible assets.
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
Amortization of acquired intangible assets. Amortization of acquired intangible assets, included in cost of revenue, consists of the amortization of core/developed technology and certain contract rights intangible assets related to acquisitions.
The increase in cost of revenue for the three months ended January 31, 2024 compared to the same period in fiscal 2023, was primarily due to increases of $19.7 million in employee-related costs as a result of headcount increases from hiring, $15.5 million in costs to fulfill IP consulting arrangements, $5.7 million in hardware-related costs including inventory provisions, and $1.9 million in amortization of acquired technology-related intangible assets.

Operating Expenses
Research and Development

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$552.1	$465.3	$86.8	19%
Percentage of total revenue	33%	34%
The increase in research and development expenses for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $66.7 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $8.5 million in the change in the fair value of our executive deferred compensation plan assets, $3.3 million in consultant and contractor costs, and $2.5 million in facility costs.
Sales and Marketing

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$263.4	$210.8	$52.6	25%
Percentage of total revenue	16%	15%
The increase in sales and marketing expenses for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $39.2 million in employee-related costs due to headcount increases, $10.1 million in the change in the fair value of our executive deferred compensation plan assets, and $2.1 million in travel and marketing costs due to an increased number of in-person meetings and events.
General and Administrative

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$138.4	$97.4	$41.0	42%
Percentage of total revenue	8%	7%
The increase in general and administrative expenses for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $25.9 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, $10.3 million in employee-related costs due to headcount increases from hiring, and $3.8 million in depreciation and maintenance expense.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	6.6	6.7	(0.1)	(1)%
Percentage of total revenue	—%	—%
The decrease in amortization of acquired intangible assets for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to certain intangible assets becoming fully amortized, partially offset by amortization expense related to intangible assets acquired during the three months ended January 31, 2024.

Interest and Other Income (Expense), Net

	January 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$13.2	$6.9	$6.3	91%
Interest expense	(1.3)	(0.3)	(1.0)	333%
Gains (losses) on assets related to deferred compensation plan	40.1	20.2	19.9	99%
Foreign currency exchange gains (losses)	3.4	2.7	0.7	26%
Gain on sale of strategic investments	55.1	—	55.1	100%
Other, net	(5.0)	(6.2)	1.2	(19)%
Total	$105.5	$23.3	$82.2	353%
The increase in interest and other income (expense) for the three months ended January 31, 2024 as compared to the same period in fiscal 2023 was primarily due to the change in the fair value of our executive deferred compensation plan assets and the gain recognized from the sale of strategic investments.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of amortization of acquired intangible assets, stock-based compensation expense, changes in the fair value of deferred compensation plan, restructuring charges, and acquisition/divestiture related items. See Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Design Automation Segment

	January 31,
	2024	2023	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$364.9	$346.0	$18.9	5%
Adjusted operating margin	37%	39%	(2)%	(5)%
The increase in adjusted operating income for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to an increase in revenue from arrangements booked in prior periods.

Design IP Segment

	January 31,
	2024	2023	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$249.5	$117.6	$131.9	112%
Adjusted operating margin	47%	34%	13%	38%
The increase in adjusted operating income for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to an increase in the revenue of IP products driven by timing of customer demands.
Software Integrity Segment

	January 31,
	2024	2023	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$24.0	$15.5	$8.5	55%
Adjusted operating margin	17%	12%	5%	42%
The increase in adjusted operating income for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to an increase in revenue from arrangements booked in prior periods.
Income Taxes
Our effective tax rate increased in the three months ended January 31, 2024 as compared to the same period in fiscal 2023, primarily due to a reduced benefit from U.S. federal research tax credits partially offset by increased excess tax benefits from stock-based compensation.
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2024, we held $1.3 billion in cash, cash equivalents and short-term investments. We also held $2.2 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of approximately AA.
As of January 31, 2024, approximately $678.1 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
We expect that the pending Ansys Merger is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs during as well as beyond the next twelve months. We intend to fund our anticipated $19 billion cash consideration payment through a combination of cash and debt, and have fully-committed debt financing in place for $16.0 billion. See Note 10. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of our spending to support our research and development efforts.

We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity, as well as the committed debt financing related to the pending Ansys Merger, will be sufficient to satisfy our cash requirements over the next 12 month period and beyond.
Effective fiscal 2023, our research and development expenditures were required to be capitalized and amortized under the Tax Cuts and Jobs Act instead of being deducted when incurred for US tax purposes, which significantly increases our federal cash tax liability. Additionally, as a result of the IRS tax relief for the California winter storms, the due date for our fiscal 2023 federal tax payment was November 16, 2023 and as such, we deferred our fiscal 2023 federal cash tax payments until the first quarter of fiscal 2024. This results in a significant increase to our cash outflows beginning in fiscal 2024.
During the three months ended January 31, 2024, there were no other significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the three months ended January 31, 2024.
Cash Flows

	Three Months Ended January 31,
	2024	2023	$ Change
	(dollars in millions)
Cash provided by (used in) operating activities	$(87.8)	$114.8	$(202.6)
Cash used in investing activities	(54.4)	(36.2)	(18.2)
Cash used in financing activities	(187.2)	(376.8)	189.6
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
Cash used in operating activities was $87.8 million for the three months ended January 31, 2024, compared to cash provided by operating activities of $114.8 million for the same period in fiscal 2023. The change was primarily due to higher disbursements for operations, including vendor and tax payments, partially offset by higher net income and higher accounts receivable collections.
Cash Used in Investing Activities
The increase in cash used in investing activities for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to higher cash paid for acquisitions of $67.8 million, partially offset by higher proceeds from the sales and maturities of investments of $43.5 million.
Cash Used in Financing Activities
The decrease in cash used in financing activities for the three months ended January 31, 2024 compared to the same period in fiscal 2023 was primarily due to lower stock repurchases of $305.7 million as we are suspending our stock repurchase program in connection with the Ansys Merger, partially offset by higher income taxes paid for net share settlements of $55.2 million and the payment of bridge financing costs of $48.0 million in connection with the Ansys Merger.
Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the Bridge Commitment in an aggregate principal amount of up to $16.0 billion (which we subsequently reduced to $11.7 billion in connection with our entry into the Term Loan Agreement as further described below). The proceeds of any borrowing under the Bridge Commitment would be used for the purpose of financing a portion of the cash consideration to be paid in the

Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement.
The commitments to provide the Bridge Commitment may be terminated in whole or reduced in part, at our discretion. In addition, the Bridge Commitment Letter provides that net cash proceeds received from certain debt and equity issuances or the sale of certain businesses and assets, as well as term loan commitments under certain qualifying term loan facilities, will result in mandatory commitment reductions under the Bridge Commitment.
On February 13, 2024, we entered into the Term Loan Agreement in connection with the financing of the pending Ansys Merger. The Term Loan Agreement provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. Effective February 13, 2024, we terminated $4.3 billion of the original $16.0 billion of commitments under the Bridge Commitment, in lieu of which Synopsys expects to borrow the committed amounts available under the Term Loan Agreement.
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding.
Under the Term Loan Agreement, borrowings will bear interest on the principal amount outstanding at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.875% to 1.375% (in the case of Tranche 1) or 1.000% to 1.500% (in the case of Tranche 2) or (ii) the ABR (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.000% to 0.375% (in the case of Tranche 1) or 0.000% to 0.500% (in the case of Tranche 2).
We will also pay a ticking fee under the Term Loan Agreement in an amount equal to a rate per annum equal to 0.10% times the actual daily undrawn portion of the commitments in respect of the term loan facility, from and including May 14, 2024 to but excluding the earlier of (i) termination or expiration of the commitments under the term loan facility or (ii) the funding of the commitments.
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio commencing the last day of the first fiscal quarter ending on or after the completion of the Ansys Merger, as well as other non-financial covenants.
On February 13, 2024, we entered into a Sixth Amendment Agreement (the Sixth Amendment), which amended and restated our previous revolving credit agreement, dated as of December 14, 2022 (as amended and restated, the Revolving Credit Agreement).
Under the Sixth Amendment, certain amendments became effective on February 13, 2024 and certain additional amendments will become effective upon the completion of the Ansys Merger. Upon the effective date, the Sixth Amendment amended the financial covenant to allow netting of the cash proceeds of certain debt incurred to finance the Ansys Merger as well as certain other modifications set forth therein. Upon the completion of the Ansys Merger, the Sixth Amendment, among other things:
•amends the applicable margin used to determine the interest that accrues on loans and the facility fee payable under the revolving credit facility to be based on our credit ratings;
•amends the financial covenant thresholds under the financial covenant in the Revolving Credit Agreement requiring us to maintain a maximum consolidated leverage ratio; and
•amends certain conditions to borrowing, other non-financial covenants and events of default.
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving loan facility is December 14, 2027, which may be extended at Synopsys’ option. There was no outstanding balance under the Revolving Credit Agreement as of January 31, 2024.

Interest accrues on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus an applicable margin or (ii) the ABR (as defined in the Revolving Credit Agreement) plus an applicable margin. The applicable margin for Adjusted Term SOFR Rate based loans ranges from 0.785% to 0.975%, based upon Synopsys’ consolidated leverage ratio. The applicable margin for ABR based loans is 0.000%. In addition to the interest on any outstanding loans, Synopsys is also required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.09% to 0.15% based on Synopsys’ consolidated leverage ratio on the daily amount of the revolving commitment.
Subject to the completion of the Ansys Merger, interest under the Revolving Credit Agreement will accrue on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate plus an applicable margin based on our credit ratings ranging from 0.795% to 1.200% or (ii) the ABR plus an applicable margin based on our credit ratings ranging from 0.000% to 0.200%. In addition to the interest on any outstanding loans, Synopsys will also be required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.080% to 0.175% based on the credit ratings of Synopsys on the daily amount of the revolving commitment.
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of January 31, 2024, we were in compliance with the financial covenant.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2024, we had $17.0 million outstanding balance under the agreement.
See Note 10. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program with authorization to purchase up to $1.5 billion of our common stock. As of January 31, 2024, $194.3 million remained available for future stock repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions. In connection with the pending Ansys Merger, we are suspending our stock repurchase program until we are able to reduce our expected debt levels.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Note 10. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this Quarterly Report regarding borrowings under our Term Loan Agreement and Revolving Credit Agreement.
As of February 3, 2024, our exposure to market risk had not changed materially since October 28, 2023. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of February 3, 2024, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our CEO and CFO have concluded that, as of February 3, 2024, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Bell Semic Actions
On April 27, 2022, Bell Semiconductor LLC (Bell Semic), a patent monetization entity, began filing a series of patent infringement lawsuits and complaints with the U.S. International Trade Commission (ITC) against certain technology companies alleging that certain semiconductor devices designed using certain design tools offered by electronic design automation (EDA) vendors, including Synopsys, infringe upon one or more patents held by Bell Semic. Bell Semic sought money damages, attorneys’ fees and costs, and a permanent injunction prohibiting the defendants from using allegedly infringing EDA design tools. In the ITC investigations, Bell Semic sought limited exclusion orders preventing the respondents from importing into the United States semiconductor devices designed using certain design tools offered by EDA vendors, including Synopsys. In May 2023, Bell Semic filed motions to voluntarily withdraw the pending ITC investigations.
Synopsys was not named as a respondent or defendant in any of the aforementioned actions; however, certain of the respondents and defendants are Synopsys customers and sought defense and indemnity from Synopsys under their End User License Agreements in response to Bell Semic’s allegations. Synopsys defended some of its customers consistent with the terms of its End User License Agreement.
In November and December 2022, Synopsys and other EDA vendors filed actions for Declaratory Judgment of invalidity and/or non-infringement as to each of the six patents asserted by Bell Semic in the aforementioned actions. In December 2023, the Court granted Synopsys’ Motion for Summary Judgment of No Indirect Infringement of the Asserted Claims and stated it would entertain a motion for attorney fees. After the Court’s ruling, Bell Semic agreed to provide Synopsys with a license to the six patents at issue in the Declaratory Judgment case, as well as a license to additional patents in Bell Semic’s patent portfolio, at no cost to Synopsys. Bell Semic also agreed to dismiss its counterclaims in the Declaratory Judgment action, and its infringement claims against the customers Synopsys was defending, with prejudice. Those dismissals with prejudice have been entered by the various courts overseeing those actions, concluding the Bell Semic actions.

Item 1A.	Risk Factors
Risk Factor Summary
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
Industry Risks
•Uncertainty in the macroeconomic environment, and its potential impact on the semiconductor and electronics industries, may negatively affect our business, operating results and financial condition.
•The growth of our business depends primarily on the semiconductor and electronics industries.
•We operate in highly competitive industries, and if we do not continue to meet our customers’ demand for innovative technology at lower costs, our products may not be competitive or may become obsolete.
•We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.
•Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results.
Business Operations Risks
•The global nature of our operations exposes us to increased risks and compliance obligations.
•Our operating results may fluctuate in the future, which may adversely affect our stock price.
•Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation, particularly that of our security testing solutions.
•If we fail to protect our proprietary technology, our business will be harmed.
•We may not be able to realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses and technology to acquire.
•If we fail to timely recruit and/or retain senior management and key employees globally, our business may be harmed.
•We may pursue new product and technology initiatives, and if we fail to successfully carry out these initiatives, we could be adversely impacted.
•We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.
•Product errors or defects could expose us to liability and harm our reputation and we could lose market share.
•Our hardware products, which primarily consist of prototyping and emulation systems, subject us to distinct risks.
•From time to time, we are subject to claims that our products infringe on third-party intellectual property rights.
•We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
•In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.
•Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
Risks Related to the Ansys Merger
•We may fail to complete the Ansys Merger or may not complete it on the terms described herein or in our other filings with the SEC.
•The Ansys Merger is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Ansys Merger.
•Failure to realize the benefits expected from the Ansys Merger could adversely affect our business, operating results and financial condition.
•As a result of the Ansys Merger, we anticipate that the scope and size of our operations and business will substantially change and will result in certain incremental risks to us, including increased competition. We may not realize the full expected benefits of the Ansys Merger.

•Our significant debt may limit our financial flexibility following the Ansys Merger.
•The covenants contained in the agreements governing our indebtedness following the Ansys Merger may impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
Legal and Regulatory Risks
•Our results could be adversely affected by a change in our effective tax rate, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or future changes to our tax structure.
•Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
•Changes in the U.S. generally accepted accounting principles (U.S. GAAP) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.
•We may be subject to litigation proceedings that could harm our business.
•There are inherent limitations on the effectiveness of our controls and compliance programs.
General Risks
•Our investment portfolio may be impaired by any deterioration of capital markets.
•Catastrophic events and the effects of climate change, pandemics or other unexpected events may disrupt our business and harm our operating results.
Factors that May Affect Future Results
A description of the risk factors associated with our business is set forth below. Some of these risks are highlighted in the following discussion and in Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, and Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report. The occurrence of any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, operating results and stock price. These risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. Investors should carefully consider all relevant risks and uncertainties before investing in our common stock.
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

For example, we continue to experience an impact from the current macroeconomic environment in our Software Integrity segment as customers have applied elevated levels of scrutiny to purchasing decisions due in part to their own budget uncertainty, which has, in some cases, affected customer order size, pricing and/or contract duration. In November 2023, we announced that we decided to explore strategic alternatives for our Software Integrity segment. As a part of this process, our management is considering a full range of strategic opportunities. At this time we cannot predict the impact that such strategic alternatives might have on our business, operations or financial condition. This announcement and resulting uncertainty could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business, which could negatively impact our business, operating results or financial condition.
If these macroeconomic uncertainties persist and economic conditions continue to deteriorate, then the semiconductor and electronics industries could fail to grow. Additionally, uncertain macroeconomic conditions could also have the effect of increasing other risks and uncertainties facing our business, which could have a material adverse effect on our operating results and financial condition. Such risks that may be heightened by uncertain macroeconomic conditions include China’s stated policy of becoming a global leader in the semiconductor industry, which may lead to increased competition or further disruption of international trade relationships, including, but not limited to, additional government trade restrictions. For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and Export Regulations (as defined below), see “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
Adverse economic conditions affect demand for devices that our products help create, such as the ICs incorporated in personal computers, smartphones, automobiles and servers. Longer-term reduced demand for these or other products could result in reduced demand for design solutions and significant decreases in our average selling prices and product sales over time. Future economic downturns could also adversely affect our business, operating results and financial condition. In addition, if our customers or distributors build elevated inventory levels, we could experience a decrease in short-term and/or long-term demand for our products. If any of these events or disruptions were to occur, the demand for our products and services could be adversely affected along with our business, operating results and financial condition. The negative impact of these events or disruptions may also be deferred due to our business model.
Further economic instability could also adversely affect the banking and financial services industry and result in bank failures or credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. Additionally, the banking and financial services industries are subject to complex laws and are heavily regulated. There is uncertainty regarding how proposed, contemplated or future changes to the laws, policies and regulations governing our industry, the banking and financial services industry and the economy could affect our business, including increased global interest rates and global inflationary pressure. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations, capital expenditures or pending acquisitions, such as the Ansys Merger. In addition, difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the EDA industry as a whole, sales in our Design Automation and Design IP segments, and, to some extent, our Software Integrity segment sales are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including, among other things, due to increased global inflationary pressures and interest rates, a continued or worsening global supply chain disruption, geopolitical pressures or economic slowdowns or recessions. Additionally, as the EDA industry has matured, stronger competition has emerged from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which would have an adverse effect on our business and financial condition.
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
The industries in which we operate are highly competitive, with new competitors entering these markets both domestically and internationally. For example, China has implemented national policies favoring Chinese companies and has formed government-backed investment funds as it seeks to build independent EDA capabilities and compete internationally in the semiconductor industry. The demand for our products and services is dynamic and depends on a number of factors, including, among other things, demand for our customers’ products, design starts and our customers’ budgetary constraints. Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. For example, the adoption of cloud computing and AI technologies can bring new demand and also challenges in terms of disruption to both business models and our existing technology offerings. Our efforts in developing such new technology solutions, including, for example, our current efforts in creating cloud computing and AI solutions, may not succeed. Semiconductor device functionality requirements continually increase while feature widths decrease, which substantially increases the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
We compete principally on the basis of technology, product quality and features (such as ease-of-use), license or usage terms, post-contract customer support, interoperability among products, and price and payment terms. Specifically, we believe the following competitive factors affect our success:
•Our ability to anticipate and lead critical development cycles and technological shifts, innovate rapidly and efficiently, improve our existing software and hardware products, and successfully develop or acquire such new products;
•Our ability to offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance;
•Our ability to enhance the value of our offerings through more favorable terms;
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. We have also continually expanded our non-U.S. operations. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects, and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including, among others:
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
•Difficulties in adapting to cultural differences in the conduct of business, which may include business practices in which we are prohibited from engaging by the Foreign Corrupt Practices Act or other anti-corruption laws; and

•Financial risks such as longer payment cycles, changes in currency exchange rates and difficulty in collecting accounts receivable.
Furthermore, if any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and operating results will be harmed.
There is inherent risk, based on the complex relationships between certain Asian countries such as China, where we derive a growing percentage of our revenue, and the United States, that political, diplomatic or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have a materially adverse impact on our backlog, future revenue and profits, our customers’ and suppliers’ business, operating results and financial condition. For example and as described above, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and other geopolitical risks with respect to China and Taiwan may cause disruptions in the markets and industries we serve and our supply chain, decreased demand from customers for products using our solutions or other disruptions, which could, directly or indirectly, materially harm our business, operating results and financial condition. For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and the Export Regulations see “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”

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
•Expenses related to our acquisition and integration of businesses and technologies, including our expenses related to the Ansys Merger;
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
We store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personal information, in our data centers, on our networks or on the cloud. In addition, our operations depend upon our information technology (IT) systems. We maintain a variety of information security policies, procedures, and controls to protect our business and proprietary information, prevent data loss and other security breaches and incidents, keep our IT systems operational and reduce the impact of a security breach or incident, but these securities measures cannot provide and have not provided absolute security. In the normal course of business, our systems are and have been the target of malicious cyberattack attempts and have been and may be subject to compromise due to employee error, malfeasance or other disruptions that have and could result in unauthorized disclosure or loss of sensitive information. To date, we have not identified material cyber security incidents or incurred any material expenses with any incidents. However, any breach or compromise could adversely impact our business and operations, expose us or our customers to litigation, investigations, loss of data, increase costs, or result in loss of customer confidence and damage to our reputation, any of which could adversely affect our business and our ability to sell our products and services.
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

We also offer software security and quality testing solutions. If we fail to identify new and increasingly sophisticated methods of cyberattacks or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products and services may not detect vulnerabilities in our customers’ software code. An actual or perceived failure to detect security flaws may negatively impact the perceived reliability of our security testing products and services, and could result in a loss of customers or sales, or an increased cost to remedy a problem. Furthermore, our growth and recent acquisitions in the software security and quality testing space may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own IT infrastructure. As a result, we could experience negative publicity and our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our business, operating results and financial condition could be negatively impacted.
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
We may not be able to realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses and technology to acquire.
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years and are currently anticipating the closing of the Ansys Merger in the first half of calendar year 2025. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, competitive bid dynamics or other risks, which could harm our operating results.
Any acquisitions and strategic investments we may undertake, including the Ansys Merger, are difficult, time-consuming, and pose a number of risks, including, but not limited to:
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
In addition, current and future changes to the U.S. and foreign regulatory approval processes and requirements related to acquisitions, including the Ansys Merger, may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, which may prevent our planned transactions or jeopardize, delay or reduce the anticipated benefits of such transactions, and impede the execution of our business strategy.
We have also divested and may in the future divest certain product lines or technologies that no longer fit our long-term strategies. For example, following a strategic portfolio review, and in consultation with our Board of Directors, we have decided to explore strategic alternatives for our Software Integrity segment. As a part of this process, our management is considering a full range of strategic opportunities. At this time we cannot predict the impact that such strategic alternatives might have on our business, operations or financial condition. Divestitures may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines or technologies. For example, if we decide to sell or otherwise dispose of certain product lines or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all. Further, whether such divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
If we do not manage the foregoing risks, the transactions that we complete or are unable to complete, including the Ansys Merger, may have an adverse effect on our business, operating results and financial condition.
If we fail to timely recruit and/or retain senior management and key employees globally, our business may be harmed.
We depend in large part upon the services of our senior management team and key employees to drive our future success, and certain of such personnel depart our company from time to time, with the frequency and number of such departures varying widely. For example, we have recently experienced significant changes to our executive leadership team due to planned succession and other departures. The departure of key employees could result in significant disruptions to our operations, including, among other things, adversely affecting the timeliness of our product releases, the successful implementation and completion of our initiatives, the adequacy of our internal control over financial reporting, and our business, operating results and financial condition.
To be successful, we must also attract senior management and key employees who join us organically and through acquisitions, such as the Ansys Merger. There are a limited number of qualified engineers. Competition for these individuals and other qualified employees is intense and has increased globally, including in major markets such as Asia. Our employees are often recruited aggressively by our competitors and our customers worldwide. Any failure to recruit and/or retain senior management and key employees could harm our business, operating results and financial condition. Additionally, efforts to recruit such employees could be costly and negatively impact our operating expenses.
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
As part of the evolution of our business, we have made substantial investments to develop new products and enhancements to existing products through our acquisitions and research and development efforts. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products in a timely and cost-effective manner, or if we fail to introduce products that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, operating results or financial condition could be adversely affected.
Additionally, from time to time, we may invest in efforts to expand into adjacent markets, including, for example, software security, quality testing solutions and/or AI. Although we believe these solutions are complementary to our EDA tools, we have less experience and a more limited operating history in offering software quality testing and security products and services, and our efforts in creating AI technology solutions such as Synopsys.ai may not be successful. Our success in these and other new markets depends on a variety of factors, including, but not limited to, the following:
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
•Our ability to compete with new and existing competitors in these new industries, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights or established customer relationships than we currently do, and could include free and open source solutions that provide similar software quality testing, security tools or AI solutions without fees;
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
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products are alleged to infringe on a third party’s intellectual property rights. Infringement claims have in the past and could in the future result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments, or require us to redesign certain of our products, any one of which could harm our business and operating results.

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
We expect that the pending Ansys Merger is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs. We anticipate that the funds needed to fund the cash portion of the Ansys Merger consideration and to pay related transaction fees and expenses will be derived from a combination of available cash on hand and third-party debt financing. As of January 31, 2024, approximately 61% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to fund the Ansys Merger, pay related transaction fees and expenses and meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows and third-party debt financing, which will include a combination of available credit under our Term Loan Agreement, Revolving Credit Agreement, the Bridge Commitment and/or one or more issuances of senior unsecured notes. Our ability to obtain any such new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. We may be required to incur debt at higher than anticipated interest rates, access other funding sources or repatriate cash, any of which could negatively affect our operating results, capital structure or the market price of our common stock.

Risks Related to the Ansys Merger
We may fail to complete the Ansys Merger or may not complete it on the terms described herein or in our other filings with the SEC.
It is currently anticipated that we will complete the Ansys Merger in the first half of calendar year 2025. The Ansys Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things, adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Ansys common stock, the expiration or termination of the waiting period under the HSR Act, the clearance of the Ansys Merger under certain other antitrust and foreign investment regimes and the effectiveness of a registration statement on Form S-4 to be filed by us. As a result, the possible timing and likelihood of completion are uncertain and, accordingly, there can be no assurance that the Ansys Merger will be completed on the anticipated schedule, if at all.
Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the Ansys Merger is not completed, we could be subject to a number of risks that may adversely affect our business and operating results, including, among other things:
•our stock price could decline to the extent it reflects an assumption that we will complete the Ansys Merger;
•our incurrence of significant acquisition costs that we would be unable to recoup;
•under certain specified circumstances we could be required to pay Ansys a termination fee of $1.5 billion; and
•negative publicity and other negative impacts resulting from failure to complete the Ansys Merger.
The Ansys Merger is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Ansys Merger.
Completion of the Ansys Merger is conditioned upon the receipt of governmental approvals, including certain antitrust and foreign investment approvals. There can be no assurance that these approvals will be obtained and that the other conditions to completing the Ansys Merger will be satisfied. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the Ansys Merger or require changes to the terms of the Ansys Merger or agreements to be entered into in connection with the Ansys Merger. Such conditions or changes and the process of obtaining these approvals could have the effect of delaying or impeding completion of the Ansys Merger or of imposing additional costs or limitations on us following completion of the Ansys Merger, any of which might have an adverse effect on our business, operating results and financial condition.
Failure to realize the benefits expected from the Ansys Merger could adversely affect our business, operating results and financial condition.
The anticipated benefits we expect from the Ansys Merger are based on projections and assumptions about our combined business with Ansys, which may not materialize as expected or which may prove to be inaccurate. Our business, operating results and financial condition could be adversely affected if we are unable to realize the anticipated benefits from the Ansys Merger on a timely basis, if at all, including, among other things, realizing the anticipated synergies from the Ansys Merger in the anticipated amounts or within the anticipated timeframes or cost expectations, if at all. Achieving the benefits of the Ansys Merger will depend, in part, on our ability to integrate the business and operations of Ansys successfully and efficiently with our business. The challenges involved in this integration, which may be complex and time-consuming, include, among others, the following:
•preserving customer and other important relationships of Ansys and attracting new business and operational relationships;
•coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, IT, finance and administrative infrastructures;
•coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;

•integrating Ansys’ operations and product lines;
•obligations that we will have to counterparties of Ansys that arise as a result of the change in control of Ansys; and
•integrating employees and related HR systems and benefits, maintaining employee productivity and retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the Ansys Merger on our anticipated timeframe, if at all, and our business, revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful completion of the Ansys Merger and the integration of the Ansys business will require significant management attention both before and after the completion of the Ansys Merger, and may divert the attention of management from our normal business operations.
As a result of the Ansys Merger, we anticipate that the scope and size of our operations and business will substantially change and will result in certain incremental risks to us, including increased competition. We may not realize the full expected benefits of the Ansys Merger.
We anticipate that the Ansys Merger will substantially expand the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including, among other things, the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of our business and its daily operations to the completion of the Ansys Merger and the integration of the assets acquired in the Ansys Merger. Further, the Ansys Merger could also create uncertainty for our or Ansys' employees and customers, particularly during the post-acquisition integration process. It could also disrupt existing business relationships, make it more difficult to develop new business relationships, or otherwise negatively impact the way that we operate our business.
We also anticipate that the Ansys Merger will result in increased competition. Ansys operates in a highly competitive industry, and is facing increasing competition for its products and services, in particular in simulation and analysis. Additionally, both Ansys and Synopsys compete with companies that increasingly provide integrated EDA and simulation and analysis offerings. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income for the combined company. These impacts could also result in our failure to realize expected synergies or cost savings as a result of the Ansys Merger. For more on risks relating to competition in the EDA industry and other industries, see “The growth of our business depends primarily on the semiconductor and electronics industries” and “We operate in highly competitive industries, and if we do not continue to meet our customers’ demand for innovative technology at lower costs, our products may not be competitive or may become obsolete.”
Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to integrate the Ansys business into our existing operations on our anticipated timelines or realize the full expected economic benefits of the Ansys Merger, which may have a material adverse effect on our business, operating results and financial condition.
In addition, the completion of the Ansys Merger may heighten the potential adverse effects on our business, operating results or financial condition described elsewhere in the Risk Factors in this Quarterly Report.
Our significant debt may limit our financial flexibility following the Ansys Merger.
We expect to incur a substantial amount of debt in connection with the Ansys Merger and have entered into the Bridge Commitment Letter and the Term Loan Agreement for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. We expect to use a portion of the proceeds from the facilities to repay Ansys’ existing credit facility substantially concurrently with the completion of the Ansys Merger.
Our ability to obtain any such new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain new debt financing on terms acceptable to us or at all, and any such failure could materially adversely affect our operations and financial condition. Our obligation to complete the Ansys Merger is not conditioned upon the receipt of any financing.
Following the Ansys Merger, the substantial indebtedness incurred in connection with the Ansys Merger could have adverse effects on our business, operating results and financial condition, including, among other things:
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•increasing our interest expense and potentially requiring us to dedicate a substantial portion of its cash flow from operations to payments on our debt, thereby reducing the availability of cash to fund our business needs;
•limiting our ability to return equity through our stock repurchase program or pay dividends to our stockholders; and
•limiting our ability to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures or other purposes.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness following the Ansys Merger will depend on, among other factors, our financial position and performance as well as prevailing market conditions and other factors beyond our control. Our combined business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures and meet other liquidity needs. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt refinancing on terms that may be onerous. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations which, if not cured or waived, could accelerate the repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition.
In addition, the level and quality of our earnings, operations, business and management, among other things, will impact the determination of our credit ratings by credit rating agencies. A decrease in the ratings assigned to us may negatively impact our access to the debt capital markets and increase our cost of borrowing. There can be no assurance that we will be able to obtain any future required financing on acceptable terms, if at all. In addition, there can be no assurance that we will be able to maintain the current credit worthiness or prospective credit rating of the combined company. Any actual or anticipated changes, or adverse conditions in the debt capital markets, could:
•adversely affect the trading price of, or market for, our debt securities;
•increase interest expense under our credit facilities;
•increase the cost of, and adversely affect our ability to refinance, our existing debt; and
•adversely affect our ability to raise additional debt.
The covenants contained in the agreements governing our indebtedness following the Ansys Merger may impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
The agreements that will govern our indebtedness following the Ansys Merger, including any indebtedness to be incurred pursuant to the Bridge Commitment Letter (or any indebtedness that may refinance or replace the Bridge Commitment as set forth in the Bridge Commitment Letter) and the Term Loan Agreement, will contain various affirmative and negative covenants. Such covenants may, subject to certain significant exceptions, restrict our ability and the ability of certain of our subsidiaries after the Ansys Merger to, among other things, engage in mergers, consolidations and acquisitions, grant liens and incur debt at subsidiaries. In addition, such agreements also contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions after the Ansys Merger may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate repayment obligations under all of our outstanding debt which could have a material adverse effect on our business, operating results or financial condition.

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
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain provisions that began to affect our income in the first quarter of fiscal 2019, while other sections of the Tax Act and related regulations began to affect our business in the first quarter of fiscal 2023. One of these provisions includes the requirement to capitalize and amortize research and development expenditures instead of expensing such expenditures as incurred. This results in a significant increase to our cash tax liability, but our effective tax rate decreases due to the foreign derived intangible income deduction. Future regulatory guidance pertaining to the capitalization of research and development expenditures, including potential legislation remains uncertain and may materially affect our financial position.
On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the U.S. The IR Act includes a 15% minimum tax rate, effective in our fiscal 2024, as well as tax credit incentives for reductions in greenhouse gas emissions. The details of the computation of the tax and implementation of the incentives will be subject to regulations to be issued by the U.S. Department of the Treasury. On August 9, 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was enacted in the U.S. to provide certain financial incentives to the semiconductor industry, primarily for manufacturing activities within the U.S. We are continuing to monitor the IR Act and CHIPS Act and related regulatory developments to evaluate their potential impact on our business and operating results.
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (Framework) which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. On December 20, 2021, the OECD released Pillar Two Model Rules (Pillar Two) defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance, including Administrative Guidance on how the Pillar Two rules should be interpreted and applied and many countries are passing legislation to comply with Pillar Two. The Framework calls for law enactment by OECD and G20 members to take effect in 2024 and 2025. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Various countries have started to enact new laws related to Pillar Two, including certain new laws effective beginning in our fiscal year 2025. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.
Our income and non-income tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We may also be liable for potential tax liabilities of businesses we acquire. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made. For further discussion on our ongoing audits, see Note 19. Income Taxes of the Notes to Consolidated Financial Statements in this Quarterly Report under the heading "Non-U.S. Examinations."
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including, among others, the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board (FASB). These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements and the EU's Corporate Sustainability Reporting Directive. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other ESG matters in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult and time consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding our repurchases of our common stock during the three months ended February 3, 2024:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
October 29, 2023 through December 2, 2023	73,903	$608.91	73,903	$194,276,393
Month #2
December 3, 2023 through January 6, 2023	—	$—	—	$194,276,393
Month #3
January 7, 2023 through February 3, 2023	—	$—	—	$194,276,393
Total	73,903	$608.91	73,903	$194,276,393
(1)    As of February 3, 2024, $194.3 million remained available for future repurchases under our stock repurchase program (the Program).
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

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 15, 2024, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp.	8-K	000-19807	2.1	1/16/2024
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	12/13/2023
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	Sixth Amendment Agreement, dated February 13, 2024, by and among Synopsys, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	2.1	2/14/2024
10.2	Term Loan Facility Credit Agreement, dated February 13, 2024, by and among Synopsys, as borrower, the lenders party thereto, HSBC Securities (USA) Inc., and Bank of America, N.A., as co-syndication agents, Mizuho Bank, LTD., The Bank of Nova Scotia, TD Bank, N.A., Truist Bank, and Wells Fargo Bank, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	2.2	2/14/2024
10.3	Employment Agreement, dated December 20, 2023 between Synopsys, Inc. and Mr. Sassine Ghazi	8-K/A	000-19807	10.1	12/21/2023
10.4	Executive Chairperson Agreement, dated December 20, 2023 between Synopsys, Inc. and Dr. Aart J. de Geus	8-K/A	000-19807	10.2	12/21/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1*
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 3, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 3, 2024 and October 28, 2023, (ii) Condensed Consolidated Statements of Income for the Three Months Ended February 3, 2024 and January 28, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended February 3, 2024 and January 28, 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity at February 3, 2024 and January 28, 2023, (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 3, 2024 and January 28, 2023 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* This exhibit is furnished with this Quarterly Report and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: February 23, 2024	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)