Form 10-Q
period 2024-04-30
SYNOPSYS INC
filed 2024-05-24
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 22, 2024, there were 153,216,093 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	April 30, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,502,920	$1,433,966
Short-term investments	156,780	151,639
Total cash, cash equivalents and short-term investments	1,659,700	1,585,605
Accounts receivable, net	834,918	856,660
Inventories	377,875	325,590
Prepaid and other current assets	760,269	548,115
Current assets held for sale	1,020,358	114,654
Total current assets	4,653,120	3,430,624
Property and equipment, net	566,832	549,837
Operating lease right-of-use assets, net	528,011	559,923
Goodwill	3,427,424	3,346,065
Intangible assets, net	276,877	239,577
Deferred income taxes	1,004,660	853,526
Other long-term assets	554,913	444,820
Long-term assets held for sale	—	908,759
Total assets	$11,011,837	$10,333,131
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$635,916	$1,059,914
Operating lease liabilities	84,550	79,832
Deferred revenue	1,457,282	1,559,461
Current liabilities held for sale	330,602	286,244
Total current liabilities	2,508,350	2,985,451
Long-term operating lease liabilities	543,207	579,686
Long-term deferred revenue	307,965	150,827
Long-term debt	16,960	18,078
Other long-term liabilities	446,514	381,531
Long-term liabilities held for sale	—	33,257
Total liabilities	3,822,996	4,148,830
Redeemable non-controlling interest	31,043	31,043
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 153,204 and 152,053 shares outstanding, respectively	1,532	1,521
Capital in excess of par value	1,182,829	1,276,152
Retained earnings	7,478,366	6,741,699
Treasury stock, at cost: 4,056 and 5,207 shares, respectively	(1,321,554)	(1,675,650)
Accumulated other comprehensive income (loss)	(188,013)	(196,414)
Total Synopsys stockholders’ equity	7,153,160	6,147,308
Non-controlling interest	4,638	5,950
Total stockholders’ equity	7,157,798	6,153,258
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$11,011,837	$10,333,131

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Revenue:
Time-based products	$781,714	$717,845	$1,586,777	$1,408,135
Upfront products	396,389	335,009	838,755	665,978
Total products revenue	1,178,103	1,052,854	2,425,532	2,074,113
Maintenance and service	276,609	209,890	540,169	422,128
Total revenue	1,454,712	1,262,744	2,965,701	2,496,241
Cost of revenue:
Products	198,719	169,062	374,217	325,686
Maintenance and service	88,178	68,687	178,718	136,855
Amortization of acquired intangible assets	13,500	10,492	26,655	21,689
Total cost of revenue	300,397	248,241	579,590	484,230
Gross margin	1,154,315	1,014,503	2,386,111	2,012,011
Operating expenses:
Research and development	493,136	460,463	1,018,670	899,650
Sales and marketing	209,783	180,658	428,626	352,212
General and administrative	114,763	84,685	246,027	174,656
Amortization of acquired intangible assets	4,561	1,900	8,090	3,935
Restructuring charges	—	(5,578)	—	32,560
Total operating expenses	822,243	722,128	1,701,413	1,463,013
Operating income	332,072	292,375	684,698	548,998
Interest and other income (expense), net	9,458	4,212	114,286	27,147
Income before income taxes	341,530	296,587	798,984	576,145
Provision (benefit) for income taxes	45,437	23,947	68,346	36,730
Net income from continuing operations	296,093	272,640	730,638	539,415
Income (loss) from discontinued operations, net of income taxes	(7,004)	(2,692)	4,658	(840)
Net income	289,089	269,948	735,296	538,575
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(3,018)	(2,962)	(5,923)	(5,871)
Net income attributed to Synopsys	$292,107	$272,910	$741,219	$544,446

Net income (loss) attributed to Synopsys:
Continuing operations	$299,111	$275,602	$736,561	$545,286
Discontinued operations	(7,004)	(2,692)	4,658	(840)
Net income	$292,107	$272,910	$741,219	$544,446

Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$1.96	$1.81	$4.83	$3.58
Discontinued operations	$(0.05)	$(0.02)	$0.03	$(0.01)
Basic net income per share	$1.91	$1.79	$4.86	$3.57

Net income (loss) per share attributed to Synopsys - diluted:

Continuing operations	$1.92	$1.78	$4.73	$3.52
Discontinued operations	$(0.04)	$(0.02)	$0.03	$(0.01)
Diluted net income per share	$1.88	$1.76	$4.76	$3.51

Shares used in computing per share amounts:
Basic	152,971	152,187	152,629	152,294
Diluted	155,770	154,730	155,610	155,044
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Net income	$289,089	$269,948	$735,296	$538,575
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(18,677)	(8,788)	(387)	31,529
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(133)	380	879	1,538
Cash flow hedges:
Deferred gains (losses), net of tax $3,022 and $19 for the three and six months ended April 30, 2024, respectively, and of $1,959 and $(12,848) for each of the same periods in fiscal 2023, respectively.	(7,135)	(4,530)	3,475	37,582
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(741) and $(2,431) for the three and six months ended April 30, 2024, respectively, and of $(3,497) and (6,596) for each of the same periods in fiscal 2023, respectively.	1,156	9,274	4,434	17,631
Other comprehensive income (loss), net of tax effects	(24,789)	(3,664)	8,401	88,280
Comprehensive income	264,300	266,284	743,697	626,855
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(3,018)	(2,962)	(5,923)	(5,871)
Comprehensive income attributed to Synopsys	$267,318	$269,246	$749,620	$632,726
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2024	152,536	$1,525	$1,183,473	$7,188,550	$(1,539,340)	$(163,224)	$6,670,984	$4,590	$6,675,574
Net income				292,107			292,107	(727)	291,380
Other comprehensive income (loss), net of tax effects						(24,789)	(24,789)		(24,789)
Common stock issued, net of shares withheld for employee taxes	668	7	(177,289)		217,786		40,504		40,504
Stock-based compensation			176,645				176,645	1,190	177,835
Adjustments to redeemable non-controlling interest				(2,291)			(2,291)		(2,291)
Recognition of non-controlling interest upon issuance of subsidiary stock							—	(415)	(415)
Balance at April 30, 2024	153,204	$1,532	$1,182,829	$7,478,366	$(1,321,554)	$(188,013)	$7,153,160	$4,638	$7,157,798

Balance at October 31, 2023	152,053	$1,521	$1,276,152	$6,741,699	$(1,675,650)	$(196,414)	$6,147,308	$5,950	$6,153,258
Net income				741,219			741,219	(1,371)	739,848
Other comprehensive income (loss), net of tax effects						8,401	8,401		8,401
Purchases of treasury stock	(74)	(1)	1		(45,000)		(45,000)		(45,000)
Equity forward contract, net			45,000				45,000		45,000
Common stock issued, net of shares withheld for employee taxes	1,225	12	(495,805)		399,096		(96,697)		(96,697)
Stock-based compensation			355,983				355,983	2,504	358,487
Adjustments to redeemable non-controlling interest				(4,552)			(4,552)		(4,552)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,498				1,498	(2,445)	(947)
Balance at April 30, 2024	153,204	$1,532	$1,182,829	$7,478,366	$(1,321,554)	$(188,013)	$7,153,160	$4,638	$7,157,798

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2023	152,380	$1,524	$1,292,900	$5,805,843	$(1,321,180)	$(142,333)	$5,636,754	$5,948	$5,642,702
Net income				272,910			272,910	(366)	272,544
Other comprehensive income (loss), net of tax effects						(3,664)	(3,664)		(3,664)
Purchases of treasury stock	(825)	(8)	8		(300,000)		(300,000)		(300,000)
Common stock issued, net of shares withheld for employee taxes	696	7	(106,258)	(312)	192,432		85,869		85,869
Stock-based compensation			142,293				142,293	965	143,258
Adjustments for redeemable non-controlling interest				(3,432)			(3,432)		(3,432)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,129				1,129	(1,461)	(332)
Balance at April 30, 2023	152,251	$1,523	$1,330,072	$6,075,009	$(1,428,748)	$(145,997)	$5,831,859	$5,086	$5,836,945

Balance at October 31, 2022	152,375	$1,524	$1,487,126	$5,534,307	$(1,272,955)	$(234,277)	$5,515,725	$4,801	$5,520,526
Net income				544,446			544,446	(660)	543,786
Other comprehensive income (loss), net of tax effects						88,280	88,280		88,280
Purchases of treasury stock	(1,631)	(16)	16		(560,724)		(560,724)		(560,724)
Equity forward contract, net			(45,000)				(45,000)		(45,000)
Common stock issued, net of shares withheld for employee taxes	1,507	15	(388,278)	(312)	404,931		16,356		16,356
Stock-based compensation			275,079				275,079	2,406	277,485
Adjustment for redeemable non-controlling interest				(3,432)			(3,432)		(3,432)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,129				1,129	(1,461)	(332)
Balance at April 30, 2023	152,251	$1,523	$1,330,072	$6,075,009	$(1,428,748)	$(145,997)	$5,831,859	$5,086	$5,836,945
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$735,296	$538,575
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	123,886	116,922
Reduction of operating lease right-of-use assets	48,179	48,073
Amortization of capitalized costs to obtain revenue contracts	37,912	39,588
Stock-based compensation	358,487	277,485
Allowance for credit losses	9,987	6,134
Gain on sale of strategic investments	(55,077)	—
Amortization of bridge financing costs	7,085	—
Deferred income taxes	(170,854)	(125,090)
Other non-cash	(2,607)	4,972
Net changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	20,889	9,289
Inventories	(60,518)	(48,648)
Prepaid and other current assets	(191,595)	49,437
Other long-term assets	(104,551)	(75,324)
Accounts payable and accrued liabilities	(142,086)	(162,840)
Operating lease liabilities	(48,709)	(31,634)
Income taxes	(229,536)	94,587
Deferred revenue	52,612	76,165
Net cash provided by operating activities	388,800	817,691
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	63,159	67,717
Purchases of short-term investments	(65,861)	(68,738)
Proceeds from sales of strategic investments	55,696	7,248
Purchases of strategic investments	(860)	—
Purchases of property and equipment	(78,763)	(91,368)
Acquisitions, net of cash acquired	(139,557)	(41,324)
Capitalization of software development costs	—	(1,247)
Net cash used in investing activities	(166,186)	(127,712)
Cash flows from financing activities:
Repayment of debt	(1,303)	(1,294)
Payment of bridge financing and term loan costs	(54,715)	—
Issuances of common stock	115,111	132,808
Payments for taxes related to net share settlement of equity awards	(212,577)	(116,838)
Purchase of equity forward contract	—	(45,000)
Purchases of treasury stock	—	(560,724)
Other	(1,096)	(122)
Net cash used in financing activities	(154,580)	(591,170)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,423	27,708
Net change in cash, cash equivalents and restricted cash	70,457	126,517
Cash, cash equivalents and restricted cash, beginning of year, including cash from discontinued operations	1,441,187	1,419,864
Cash, cash equivalents and restricted cash, end of period, including cash from discontinued operations	1,511,644	1,546,381
Less: Cash, cash equivalents and restricted cash from discontinued operations	6,445	4,140
Cash, cash equivalents and restricted cash from continuing operations	$1,505,199	$1,542,241
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
Synopsys, Inc. (Synopsys, we, our or us) provides products and services used across the entire Silicon to Software spectrum to bring Smart Everything to life. From engineers creating advanced semiconductors to product teams developing advanced electronic systems, our customers trust that our technologies will enable them to meet new requirements for energy efficiency, reliability, mobility, security and more.
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
We are also a leading provider of software tools and services that improve the security, quality and compliance of software in a wide variety of industries, including electronics, financial services, automotive, medicine, energy and industrials. These tools and services are part of our Software Integrity business. On May 5, 2024, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and between Synopsys and Sapphire Software Buyer, Inc. (Buyer), an entity controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (together, the Sponsors), pursuant to which we will sell our Software Integrity business. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements.
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

Our results of operations for the first six months of fiscal 2024 and 2023 included 27 weeks and 26 weeks, respectively, and ended on May 4, 2024 and April 29, 2023, respectively. For presentation purposes, the condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Software Integrity Divestiture. During the second quarter of fiscal 2024, we determined that our Software Integrity business met the criteria to be classified as a discontinued operation, and, as a result, Software Integrity’s historical financial results are reflected in our consolidated financial statements as discontinued operations, and assets and liabilities were retrospectively reclassified as assets and liabilities held for sale. We did not allocate any general corporate overhead to discontinued operations. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements.
Significant Accounting Policies. There have been no material changes to our significant accounting policies included in our Annual Report.
Recently Issued Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The ASU will become effective for us beginning on November 1, 2024 and will be applied prospectively. Early adoption is permitted. Any future impact from the adoption of this ASU will depend on the facts and circumstances of future transactions.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our annual reports beginning in the fiscal year 2025, and interim period reports beginning in the first quarter of the fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The ASU will become effective for us beginning on November 1, 2025 and will be applied on a prospective basis, with a retrospective option. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.
Note 3. Discontinued Operations
Pursuant to the Purchase Agreement, and subject to the satisfaction or waiver of customary closing conditions specified therein, we will sell our Software Integrity business to Buyer (the Software Integrity Divestiture) for a purchase price of up to $2.1 billion in cash, comprised of: (i) $1.5 billion, payable at closing; (ii) $125 million, payable in equal installments over five fiscal quarters beginning on the first business day after the day that is the 75th day of our first full fiscal quarter following the closing, subject to acceleration at our option prior to the closing of our pending acquisition of ANSYS, Inc. (Ansys); and (iii) up to $475 million, payable upon the Sponsors achieving a specified rate of return in the event of one or more potential liquidity transactions.
The Software Integrity Divestiture, which was unanimously approved by our Board of Directors, is currently expected to close in the second half of 2024, subject to customary closing conditions including the receipt of required regulatory approvals.

In accordance with the Accounting Standards Codification (ASC) 205-20-45-1B, management believes that the Software Integrity Divestiture has met the criteria to be disclosed as discontinued operations as it represents a significant strategic shift that has a major effect on our operations and financial results. The results of the Software Integrity business are presented as discontinued operations in the consolidated statements of income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, we reclassified the assets and liabilities of Software Integrity business as assets and liabilities held for sale in the condensed consolidated statements of balance sheets for all periods presented. The condensed consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. We did not allocate any general corporate overhead to the Software Integrity business. Unless otherwise noted, reference within these Notes to Condensed Consolidated Financial Statements relates to continuing operations.
The financial results of the Software Integrity business are presented as income from discontinued operations, net of income taxes on our condensed consolidated statements of income. The following table presents the major components of financial results of our Software Integrity business for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Revenue	$126,421	$132,119	$264,662	$259,962
Cost of revenue	45,749	49,773	95,731	98,138
Operating expenses	89,626	87,389	170,891	167,558
Interest and other income (expense), net	340	41	996	398
Income (loss) from discontinued operations before income taxes	(8,614)	(5,002)	(964)	(5,336)
Income tax provisions (benefits)	(1,610)	(2,310)	(5,622)	(4,496)
Income (loss) from discontinued operations, net of income taxes	$(7,004)	$(2,692)	$4,658	$(840)
As of April 30, 2024, the assets and liabilities of our Software Integrity business are classified as current in our condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as discontinued operations on the condensed consolidated balance sheets for the periods presented:

April 30, 2024
Assets:
Cash and cash equivalents	$6,445
Accounts receivable, net	91,906
Prepaid and other assets	44,311
Property and equipment, net	6,758
Operating lease right-of use assets, net	6,541
Goodwill	724,306
Intangible assets, net	119,141
Deferred income taxes	20,950
Total current assets held for sale	$1,020,358
Liabilities:
Accounts payable and accrued liabilities	$83,206
Operating lease liabilities	7,016
Deferred revenue	240,380
Total current liabilities held for sale	$330,602

October 31, 2023
Assets:
Cash and cash equivalents	$4,947
Accounts receivable, net	90,307
Prepaid and other current assets	19,400
Total current assets held for sale	$114,654
Property and equipment, net	$7,424
Operating lease right-of use assets, net	8,906
Goodwill	724,271
Intangible assets, net	134,617
Deferred income taxes	7,388
Other long-term assets	26,153
Total long-term assets held for sale	$908,759
Liabilities:
Accounts payable and accrued liabilities	$63,847
Operating lease liabilities	5,858
Deferred revenue	216,539
Total current liabilities held for sale	$286,244
Long-term operating lease liabilities	$4,349
Long-term deferred revenue	24,301
Other long-term liabilities	4,607
Total long-term liabilities held for sale	$33,257
The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Six Months Ended April 30,
	2024	2023
Amortization and depreciation	$16,317	$25,007
Reduction of operating lease right-of-use assets	$2,588	$2,315
Amortization of capitalized costs to obtain revenue contracts	$14,260	$13,328
Stock-based compensation	$30,291	$24,527
Deferred income taxes	$13,562	$7,388
Purchases of property and equipment	$929	$1,644
Note 4. Pending Acquisition of Ansys
On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire all of the outstanding shares of Ansys, a provider of broad engineering simulation and analysis software and services, in a cash-and-stock transaction (the Ansys Merger) that values Ansys at approximately $35.0 billion, based on the closing price of Synopsys common stock on December 21, 2023.
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
The Ansys Merger was approved by the holders of a majority of the outstanding shares of Ansys common stock on May 22, 2024 and is anticipated to close in the first half of calendar year 2025. The Ansys Merger is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, the clearance of the Ansys Merger under certain other antitrust and foreign investment regimes, and the continued effectiveness of the registration statement on Form S-4 (File No. 333-277912) filed by us on March 14, 2024 and declared effective by the SEC on April 17, 2024. We and Ansys each have termination rights under the Merger Agreement. A fee of $1.5 billion may be payable by us to Ansys, or a fee of $950.0 million may be payable by Ansys to us, upon termination of the Merger Agreement under specified circumstances, each as more fully described in the Merger Agreement.
In connection with the execution of the Merger Agreement, we entered into a commitment letter on January 15, 2024 (the Bridge Commitment Letter) with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, a senior unsecured bridge facility (the Bridge Commitment). The Bridge Commitment currently provides for an aggregate principal amount of up to $11.7 billion. On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement), which provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. See Note 11. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on the Bridge Commitment and the Term Loan Agreement.
Note 5. Business Combinations
During the six months ended April 30, 2024, we completed two acquisitions for aggregate purchase consideration of $139.5 million, net of cash acquired. The purchase consideration was allocated as follows: $71.7 million to identifiable intangible assets, $82.7 million to goodwill, and $14.9 million to net tangible liabilities. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill recognized from these acquisitions, of which $47.9 million was attributable to the Design Automation reporting unit and $34.8 million was attributable to the Design IP reporting unit, was not deductible for income tax purposes.
We have included the financial results of these acquisitions in our condensed consolidated financial statements from the date of each acquisition. These results were not material to our condensed consolidated financial statements.
Transaction costs were $25.3 million and $57.2 million during the three and six months ended April 30, 2024, respectively. Transaction costs were $2.6 million and $5.0 million during the three and six months ended April 30, 2023, respectively. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions and were expensed as incurred in our condensed consolidated statements of income.
Note 6. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
EDA	69.3%	71.3%	66.7%	71.1%
Design IP	27.5%	26.5%	31.2%	27.2%
Other	3.2%	2.2%	2.1%	1.7%
Total	100.0%	100.0%	100.0%	100.0%
Contract Balances

The contract assets indicated below are presented as prepaid and other current assets in the condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
Contract balances are as follows:

	As of
	April 30, 2024	October 31, 2023
	(in thousands)
Contract assets, net	$530,971	$375,904
Unbilled receivables	$34,814	$60,016
Deferred revenue	$1,765,247	$1,710,288
During the three and six months ended April 30, 2024, we recognized revenue of $383.8 million and $1.1 billion, respectively, that was included in the deferred revenue balance as of October 31, 2023, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $7.9 billion as of April 30, 2024, which includes $1.2 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 40% of the backlog as of April 30, 2024, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three and six months ended April 30, 2024, we recognized $27.4 million and $52.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and six months ended April 30, 2023, we recognized $26.9 million and $51.6 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of April 30, 2024 were $69.2 million and are included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $12.4 million and $23.7 million during the three and six months ended April 30, 2024, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income. Amortization of these assets was $13.5 million and $26.3 million during the three and six months ended April 30, 2023, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the six months ended April 30, 2024 are as follows:

(in thousands)
Balance at October 31, 2023	$3,346,065
Additions	82,729
Adjustments	168
Effect of foreign currency translation	(1,538)
Balance at April 30, 2024	$3,427,424
Intangible Assets
Intangible assets as of April 30, 2024 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$899,242	$697,638	$201,604
Customer relationships	311,390	238,812	72,578
Contract rights intangible	176,214	173,535	2,679
Trademarks and trade names	12,925	12,909	16
Total	$1,399,771	$1,122,894	$276,877
Intangible assets as of October 31, 2023 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$842,448	$672,480	$169,968
Customer relationships	296,883	231,557	65,326
Contract rights intangible	175,747	171,487	4,260
Trademarks and trade names	12,925	12,902	23
Capitalized software development costs	50,795	50,795	—
Total	$1,378,798	$1,139,221	$239,577
Amortization expense related to intangible assets consists of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Core/developed technology	$12,963	$10,102	$24,926	$20,991
Customer relationships	3,884	1,899	7,409	3,934
Contract rights intangible	1,210	391	2,402	699
Trademarks and trade names	4	—	8	—
Capitalized software development costs(1)	—	510	—	1,069
Total	$18,061	$12,902	$34,745	$26,693
(1) Amortization of capitalized software development costs is included in cost of products revenue in the condensed consolidated statements of income.
The following table presents the estimated future amortization of acquired intangible assets as of April 30, 2024:

Fiscal year	(in thousands)
Remainder of fiscal 2024	$35,619
2025	61,385
2026	51,060
2027	46,113
2028	31,381
2029 and thereafter	51,319
Total	$276,877
Note 8. Balance Sheet Components

	As of
	April 30, 2024	October 31, 2023
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$349,016	$297,180
Capitalized commission, net	69,166	67,240
Other	136,731	80,400
Total	$554,913	$444,820

Accounts payable and accrued liabilities:
Payroll and related benefits	$398,838	$531,848
Accrued income taxes	17,249	226,762
Other accrued liabilities	127,530	146,696
Accounts payable	92,299	154,608
Total	$635,916	$1,059,914

Other long-term liabilities:
Deferred compensation plan liabilities	$349,016	$297,180
Other	97,498	84,351
Total	$446,514	$381,531

Note 9. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of April 30, 2024, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$46,938	$—	$—	$—	$46,938
Total:	$46,938	$—	$—	$—	$46,938
Short-term investments:
U.S. Treasury, agency & T-bills	$18,739	$—	$(38)	$(3)	$18,698
Municipal bonds	515	—	—	(4)	511
Corporate debt securities	104,522	101	(154)	(84)	104,385
Asset-backed securities	33,211	39	(21)	(43)	33,186
Total:	$156,987	$140	$(213)	$(134)	$156,780
(1)See Note 10. Fair Value Measurements for further discussion on fair values.

The contractual maturities of our available-for-sale debt securities as of April 30, 2024 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$63,829	$63,717
1-5 years	87,827	87,757
5-10 years	3,293	3,297
>10 years	2,038	2,009
Total	$156,987	$156,780
As of October 31, 2023, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$10,129	$—	$—	$—	$10,129
U.S. Treasury, agency & T-bills	2,994	—	—	—	2,994
Total:	$13,123	$—	$—	$—	$13,123
Short-term investments:
U.S. Treasury, agency & T-bills	$15,752	$—	$(61)	$(2)	$15,689
Municipal bonds	515	—	—	(16)	499
Corporate debt securities	103,213	13	(455)	(396)	102,375
Asset-backed securities	33,245	21	(93)	(97)	33,076
Total:	$152,725	$34	$(609)	$(511)	$151,639
(1)See Note 10. Fair Value Measurements for further discussion on fair values.
Restricted cash. We include amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is primarily associated with office leases and employee loan programs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	April 30, 2024	October 31, 2023
	(in thousands)
Cash and cash equivalents	$1,502,920	$1,433,966
Restricted cash included in prepaid and other current assets	1,557	1,549
Restricted cash included in other long-term assets	722	725
Cash, cash equivalents and restricted cash	$1,505,199	$1,436,240
Cash, cash equivalents and restricted cash from discontinued operations	6,445	4,947
Total cash, cash equivalents and restricted cash, including cash from discontinued operations	$1,511,644	$1,441,187

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. In November 2023, we completed the sale of strategic investments in privately-held companies. The gain recognized from the sales was $55.1 million and included in interest and other income (expense), net, in our condensed consolidated statements of income. There were no material impairments of non-marketable equity securities during the three and six months ended April 30, 2024 and 2023.
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
The duration of forward contracts, the majority of which are short-term, ranges from approximately 4 months to 28 months at inception. We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with high credit quality financial institutions that are rated "A" or above and to date have not experienced nonperformance by counterparties. In addition, we mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipate continued performance by all counterparties to such agreements.
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 28 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to our foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of income within the next 12 months.
We did not record any gains or losses related to discontinuation of cash flow hedges during the six months ended April 30, 2024 and 2023.
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
The effects of the non-designated derivative instruments on the condensed consolidated statements of income are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Gains (losses) recorded in Interest and other income (expense), net	$(4,355)	$(3,484)	$(1,066)	$4,737

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	April 30, 2024	October 31, 2023
	(in thousands)
Total gross notional amounts	$1,759,952	$1,666,758
Net fair value	$8,824	$(2,308)
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
The following table represents the condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at April 30, 2024
Other current assets	$18,349	$634
Accrued liabilities	$8,924	$1,235
Balance at October 31, 2023
Other current assets	$12,962	$491
Accrued liabilities	$14,665	$1,096
The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2024
Foreign exchange contracts	Revenue	$(2,507)	Revenue	$(1,019)
Foreign exchange contracts	Operating expenses	(4,628)	Operating expenses	(137)
Total		$(7,135)		$(1,156)
Three months ended April 30, 2023
Foreign exchange contracts	Revenue	$1,149	Revenue	$(5,537)
Foreign exchange contracts	Operating expenses	(5,679)	Operating expenses	(3,737)
Total		$(4,530)		$(9,274)
Six months ended April 30, 2024
Foreign exchange contracts	Revenue	$(2,565)	Revenue	$(4,282)
Foreign exchange contracts	Operating expenses	6,040	Operating expenses	(152)
Total		$3,475		$(4,434)
Six months ended April 30, 2023
Foreign exchange contracts	Revenue	$6,416	Revenue	$(9,504)
Foreign exchange contracts	Operating expenses	31,166	Operating expenses	(8,127)
Total		$37,582		$(17,631)

Note 10. Fair Value Measurements
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
Our borrowings under our credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to us for debt with similar terms and maturities. See Note 11. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on these borrowings.

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2024:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$46,938	46,938	$—	$—
U.S. Treasury, agency & T-bills	—	—	—	—
Short-term investments:
U.S. Treasury, agency & T-bills	18,698	—	18,698	—
Municipal bonds	511	—	511	—
Corporate debt securities	104,385	—	104,385	—
Asset-backed securities	33,186	—	33,186	—
Prepaid and other current assets:
Foreign currency derivative contracts	18,983	—	18,983	—
Other long-term assets:
Deferred compensation plan assets	349,016	349,016	—	—
Total assets	$571,717	$395,954	$175,763	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,159	$—	$10,159	$—
Other long-term liabilities:
Deferred compensation plan liabilities	349,016	349,016	—	—
Total liabilities	$359,175	$349,016	$10,159	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2023:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$10,129	$10,129	$—	$—
U.S. Treasury, agency & T-bills	2,994	—	2,994	—
Short-term investments:
U.S. Treasury, agency & T-bills	15,689	—	15,689	—
Municipal bonds	499	—	499	—
Corporate debt securities	102,375	—	102,375	—
Asset-backed securities	33,076	—	33,076	—
Prepaid and other current assets:
Foreign currency derivative contracts	13,453	—	13,453	—
Other long-term assets:
Deferred compensation plan assets	297,180	297,180	—	—
Total assets	$475,395	$307,309	$168,086	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$15,761	$—	$15,761	$—
Other long-term liabilities:
Deferred compensation plan liabilities	297,180	297,180	—	—
Total liabilities	$312,941	$297,180	$15,761	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 11. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the Bridge Commitment. The Bridge Commitment currently provides for an aggregate principal amount of up to $11.7 billion. The proceeds of any borrowing under the Bridge Commitment will be used for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement.
The commitments to provide the Bridge Commitment may be terminated in whole or reduced in part, at our discretion. In addition, the Bridge Commitment Letter provides that net cash proceeds received from certain debt and equity issuances or the sale of certain businesses and assets, including the pending Software Integrity Divestiture, as well as term loan commitments under certain qualifying term loan facilities, will result in mandatory commitment reductions under the Bridge Commitment.
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

The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of April 30, 2024.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of April 30, 2024, we were in compliance with the financial covenant.
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
There was no outstanding balance under the Revolving Credit Agreement as of April 30, 2024 and October 31, 2023.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of April 30, 2024, we had $17.0 million outstanding balance under the agreement.

The carrying amount of the short-term and long-term debt approximates the estimated fair value.
Note 12. Leases
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
The components of our lease expense during the period presented are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease expense (1)	$21,814	$23,132	$44,048	$46,147
Variable lease expense (2)	5,952	4,829	11,579	9,062
Total lease expense	$27,766	$27,961	$55,627	$55,209
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Six Months Ended April 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$49,608	$43,920
ROU assets obtained in exchange for operating lease liabilities(2)	$12,224	$58,067
(1) Cash paid for amounts included in the measurement of operating lease liabilities included cash from discontinued operations of $2.9 million and $2.8 million for the periods presented.
(2) ROU assets obtained in exchange for operating lease liabilities included ROU assets from discontinued operations of $0.2 million and $1.2 million for the periods presented.
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	April 30, 2024	October 31, 2023
Weighted-average remaining lease term (in years)	8.06	8.44
Weighted-average discount rate	2.59%	2.50%
The following table represents the maturities of our future lease payments due under operating leases as of April 30, 2024:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2024	$46,181
2025	103,472
2026	95,903
2027	92,626
2028	78,562
2029 and thereafter	282,992
Total future minimum lease payments	699,736
Less: Imputed interest	71,979
Total lease liabilities	$627,757

In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of April 30, 2024 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2024	$12,921
2025	25,350
2026	26,231
2027	27,377
2028	27,557
2029 and thereafter	56,492
Total	$175,928

Note 13. Redeemable Non-controlling Interest
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
During the six months ended April 30, 2024, our ownership interest in OpenLight was reduced to 71% as a result of the recognition of non-controlling interest upon issuance of OpenLight stock.
During the six months ended April 30, 2024, OpenLight incurred a net loss of $19.0 million, of which $4.6 million was attributable to redeemable non-controlling interest. As of April 30, 2024, the carrying value of the redeemable non-controlling interest was recorded at its estimated fair value of $31.0 million in the condensed consolidated balance sheets.
Note 14. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	April 30, 2024	October 31, 2023
	(in thousands)
Cumulative currency translation adjustments	$(170,491)	$(170,104)
Unrealized gains (losses) on derivative instruments, net of taxes	(17,315)	(25,224)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(207)	(1,086)
Total	$(188,013)	$(196,414)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$(1,019)	$(5,537)	$(4,282)	$(9,504)
Operating expenses	(137)	(3,737)	(152)	(8,127)
Total	$(1,156)	$(9,274)	$(4,434)	$(17,631)
Amounts reclassified during the six months ended April 30, 2024 and 2023 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 9. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 15. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of April 30, 2024, $194.3 million remained available for future repurchases under the Program. However, in connection with the pending Ansys Merger, we have suspended the Program until we are able to reduce our expected debt levels.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023(1)(2)	2024(3)	2023(1)
	(in thousands)
Total shares repurchased	—	825	74	1,631
Total cost of the repurchased shares	$—	$300,000	$45,000	$560,724
Reissuance of treasury stock	668	696	1,225	1,507
(1) Excluded the 105,792 shares and $45.0 million equity forward contract from the February 2023 Accelerated Stock Repurchase program (ASR) settled in May 2023.
(2) Included the 107,020 shares and $45.0 million equity forward contract from the December 2022 ASR settled in February 2023.
(3) Included the 73,903 shares and $45.0 million equity forward contract from the August 2023 ASR settled in November 2023.

Note 16. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Cost of products	$13,918	$12,961	$30,179	$25,362
Cost of maintenance and service	9,273	7,531	18,449	14,686
Research and development expense	88,671	72,346	179,808	138,880
Sales and marketing expense	30,987	22,971	61,560	44,397
General and administrative expense	19,842	14,551	38,200	29,633
Stock-based compensation expense from continuing operations before taxes	162,691	130,360	328,196	252,958
Stock-based compensation expense from discontinued operations before taxes	15,144	12,898	30,291	24,527
Total stock-based compensation expense before taxes	177,835	143,258	358,487	277,485
Income tax benefit	(28,809)	(23,193)	(58,075)	(44,925)
Stock-based compensation expense after taxes	$149,026	$120,065	$300,412	$232,560
During the three and six months ended April 30, 2024 and 2023, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Expected life (in years)	—	2.70 years	2.89 years	0.90 years - 2.70 years
Risk-free interest rate	—	4.36%	4.41%	4.36% - 4.63%
Volatility	—	35.84%	34.03%	35.84% - 42.86%
Grant date fair value	—	$357.29	$600.29	$357.29 - $408.55
As of April 30, 2024, we had $1.5 billion of total unrecognized stock-based compensation expense from continuing and discontinued operations relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years. As of April 30, 2024, we had $85.8 million of unrecognized stock-based compensation expense from continuing and discontinued operations relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised from continuing and discontinued operations during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Intrinsic value of awards exercised	$48,164	$63,447	$76,019	$118,223

Note 17. Net Income (Loss) Per Share
We compute basic net income (loss) per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the dilution from potential common shares outstanding such as stock options and unvested RSUs and awards during the period using the treasury stock method.
The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$299,111	$275,602	$736,561	$545,286
Net income (loss) from discontinued operations attributed to Synopsys	(7,004)	(2,692)	4,658	(840)
Net income attributed to Synopsys	$292,107	$272,910	$741,219	$544,446
Denominator:
Weighted average common shares for basic net income per share	152,971	152,187	152,629	152,294
Dilutive effect of common share equivalents from equity-based compensation	2,799	2,543	2,981	2,750
Weighted average common shares for diluted net income per share	155,770	154,730	155,610	155,044
Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$1.96	$1.81	$4.83	$3.58
Discontinued operations	$(0.05)	$(0.02)	$0.03	$(0.01)
Basic net income per share	$1.91	$1.79	$4.86	$3.57
Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$1.92	$1.78	$4.73	$3.52
Discontinued operations	$(0.04)	$(0.02)	$0.03	$(0.01)
Diluted net income per share	$1.88	$1.76	$4.76	$3.51
Anti-dilutive employee stock-based awards excluded	208	480	202	402
Note 18. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
We have two reportable segments: (1) Design Automation, which includes our advanced silicon design, verification products and services, system integration products and services, digital, custom and field programmable gate array (FPGA) IC design software, verification software and hardware products, manufacturing software products and other; and (2) Design IP, which includes our Design IP products.
The financial information provided to and used by the CODM to assist in making operational decisions, allocating resources, and assessing performance includes consolidated financial information as well as revenue, adjusted operating income, and adjusted operating margin information for the Design Automation and Design IP segments, accompanied by disaggregated information relating to revenue by geographic region.
In accordance with applicable accounting guidance, the results of the Software Integrity business are presented as discontinued operations in the condensed consolidated statements of income and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements.

Information by reportable segment is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Total Segments:
Revenue	$1,454,712	$1,262,744	$2,965,701	$2,496,241
Adjusted operating income	543,042	434,981	1,148,234	887,746
Adjusted operating margin	37%	34%	39%	36%
Design Automation:
Revenue	$1,054,933	$927,568	$2,040,272	$1,817,414
Adjusted operating income	418,245	353,439	777,710	692,814
Adjusted operating margin	40%	38%	38%	38%
Design IP:
Revenue	$399,779	$335,176	$925,429	$678,827
Adjusted operating income	124,797	81,542	370,524	194,932
Adjusted operating margin	31%	24%	40%	29%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of acquired intangible assets, stock-based compensation, changes in the fair value of deferred compensation plan, restructuring charges, and acquisition/divestiture related items, are presented in the table below to provide a reconciliation of the total adjusted operating income from segments to our consolidated operating income from continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Total segment adjusted operating income	$543,042	$434,981	$1,148,234	$887,746
Reconciling items:
Amortization of acquired intangible assets	(18,061)	(12,392)	(34,745)	(25,624)
Stock-based compensation expense	(162,691)	(130,360)	(328,196)	(252,958)
Deferred compensation plan	(11,051)	(2,791)	(50,496)	(22,631)
Restructuring charges	—	5,578	—	(32,560)
Acquisition/divestiture related items	(19,167)	(2,641)	(50,099)	(4,975)
Total operating income	$332,072	$292,375	$684,698	$548,998
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
United States	$630,766	$582,485	$1,354,587	$1,171,607
Europe	147,476	134,067	284,746	251,298
China	221,820	190,044	462,884	381,496
Korea	192,676	154,374	374,721	297,536
Other	261,974	201,774	488,763	394,304
Consolidated	$1,454,712	$1,262,744	$2,965,701	$2,496,241
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 19. Interest and Other Income (Expense), Net
The following table presents the components of interest and other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Interest income	$11,640	$8,099	$24,791	$14,998
Interest expense	(6,333)	(312)	(7,657)	(576)
Gains (losses) on assets related to deferred compensation plan	11,051	2,791	50,496	22,631
Foreign currency exchange gains (losses)	(257)	(2,374)	3,108	326
Gain on sale of strategic investments	—	—	55,077	—
Other, net	(6,643)	(3,992)	(11,529)	(10,232)
Total	$9,458	$4,212	$114,286	$27,147
Note 20. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Income before income taxes	$341,530	$296,587	$798,984	$576,145
Provision (benefit) for income taxes	$45,437	$23,947	$68,346	$36,730
Effective tax rate	13.3%	8.1%	8.6%	6.4%
Our effective tax rate for the six months ended April 30, 2024, is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation and U.S. foreign tax credits, partially offset by state taxes and the effect of non-deductible stock-based compensation.

Our effective tax rate increased in the three and six months ended April 30, 2024, as compared to the same periods in fiscal 2023, primarily due to a reduced benefit from U.S. federal research tax credits, increase in foreign tax and partially offset by increased excess tax benefits from stock-based compensation.
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
Non-U.S. Examinations
Hungarian Tax Authority
In 2017, the Hungarian Tax Authority (the HTA) assessed withholding taxes of approximately $25.0 million and interest and penalties of $11.0 million against our Hungary subsidiary (Synopsys Hungary). Synopsys Hungary contested the assessment with the Hungarian Administrative Court (Administrative Court). In fiscal 2018, Synopsys Hungary paid the assessment. Following years of litigation, the Administrative Court issued its written decision in favor of Synopsys Hungary on May 17, 2023, and the HTA subsequently refunded Synopsys Hungary the tax, penalty and interest paid in fiscal 2018, as well as additional interest totaling $39.1 million (including foreign currency effects). During the third quarter of fiscal 2023, we released our unrecognized tax benefit and offsetting U.S. foreign tax credits, resulting in a net benefit of $23.8 million.
We are also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Legislative Developments
Effective our fiscal 2024, we are subject to the new 15% corporate alternative minimum tax (CAMT) enacted as part of the Inflation Reduction Act of 2022. We do not expect any impact of CAMT in fiscal 2024.
On January 31, 2024, the House of Representatives has passed the Tax Relief for American Families and Workers Act of 2024 (H.R. 7024) which would defer the requirement of capitalizing research and development, based in the United States, until tax years starting after December 31, 2025. The proposed legislation would have a beneficial impact on our cash tax liabilities, if enacted. We will continue to monitor the status of this legislation.

Note 21. Contingencies
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
In addition to the foregoing, we are, from time to time, party to various other claims and legal proceedings in the ordinary course of our business, including with tax and other governmental authorities. For a description of certain of these other matters, see Note 20. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities, strategies and technological trends, such as artificial intelligence (AI); planned acquisitions and their expected impact, such as our pending acquisition of ANSYS, Inc. (Ansys), including, among other things, expectations regarding the financing of pending acquisitions; planned dispositions and their expected impact, such as the previously announced divestiture of our Software Integrity business (the Software Integrity Divestiture); the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, including, among others, the unknown impact of current and future U.S. and Chinese trade regulations and regional or global military conflicts, and fluctuations in foreign exchange rates, and associated global economic conditions; the expected impact of U.S. and foreign government actions and regulatory changes, including export control restrictions, on our financial results; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); software trends; planned stock repurchases; our expected tax rate; and the impact and result of pending legal, administrative and tax proceedings. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
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
Overview

Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our Software Integrity business. See “Recent Developments” below and Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for additional information about the Software Integrity Divestiture.
Financial Performance Summary
The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenue	$1,454.7	$1,262.7	$2,965.7	$2,496.2
Cost of revenue	$300.4	$248.2	$579.6	$484.2
Operating expenses	$822.2	$722.1	$1,701.4	$1,463.0
Operating income	$332.1	$292.4	$684.7	$549.0

Net income from continuing operations attributed to Synopsys	$299.1	$275.6	$736.6	$545.3
Net income (loss) from discontinued operations attributed to Synopsys	$(7.0)	$(2.7)	$4.7	$(0.8)
Diluted net income (loss) per share attributed to Synopsys:
Continuing operations	$1.92	$1.78	$4.73	$3.52
Discontinued operations	$(0.04)	$(0.02)	$0.03	$(0.01)
Three months ended April 30, 2024 compared to the same period of fiscal 2023 financial performance summary
•Revenues were $1.5 billion, an increase of $192.0 million or 15%, primarily due to revenue growth across all products and geographies.
•Total cost of revenue and operating expenses was $1.1 billion, an increase of $152.3 million or 16%, primarily due to an increase of $50.3 million in employee-related costs resulting from headcount increases through organic growth and acquisitions.
•Operating income was $332.1 million, an increase of $39.7 million or 14%.
Six months ended April 30, 2024 compared to the same period of fiscal 2023 financial performance summary
•Revenues were $3.0 billion, an increase of $469.5 million or 19%, primarily due to revenue growth across all products and geographies and the impact of the extra week in the first quarter of fiscal 2024.1
•Total cost of revenue and operating expenses was $2.3 billion, an increase of $333.8 million or 17%, primarily due to an increase of $178.0 million in employee-related costs resulting from headcount increases through organic growth and acquisitions, and the impact of the extra week in the first quarter of fiscal 2024.
•Operating income was $684.7 million, an increase of $135.7 million or 25%.
Business Summary
Synopsys provides products and services used across the entire Silicon to Software spectrum to bring Smart Everything to life. From engineers creating advanced semiconductors to product teams developing advanced electronic systems, our customers trust that our technologies will enable them to meet new requirements for energy efficiency, reliability, mobility, security and more. For more information about our business segments and product groups, see Part I, Item 1, Business in our Annual Report.
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

On January 15, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire all of the outstanding shares of Ansys, a provider of broad engineering simulation and analysis software and services, in a cash-and-stock transaction (the Ansys Merger) that values Ansys at approximately $35.0 billion, based on the closing price of Synopsys common stock on December 21, 2023.
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
Pursuant to the Merger Agreement, at the Effective Time, two members of the board of directors of Ansys selected by mutual agreement of Synopsys and Ansys will become members of the Board of Directors of Synopsys. If the closing occurs less than six months prior to the next annual meeting of Synopsys’ stockholders, Synopsys will nominate such directors for election at such meeting. On March 19, 2024, Synopsys and Ansys mutually agreed to designate Dr. Ajei Gopal, the current President and Chief Executive Officer of Ansys, to become a member of the Synopsys Board of Directors at the Effective Time, subject to the completion of Synopsys’ director nomination process and satisfaction of all applicable eligibility requirements established by Synopsys’ Corporate Governance and Nominating Committee. Ansys and Synopsys have not yet determined or agreed on the remaining member of the Ansys board of directors to be appointed to the Synopsys Board of Directors.
The Ansys Merger was approved by the holders of a majority of the outstanding shares of Ansys common stock on May 22, 2024 and is anticipated to close in the first half of calendar year 2025. The Ansys Merger is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the HSR Act), the clearance of the Ansys Merger under certain other antitrust and foreign investment regimes, and the continued effectiveness of the registration statement on Form S-4 (File No. 333-277912) filed by us on March 14, 2024 and declared effective by the SEC on April 17, 2024. We and Ansys each have termination rights under the Merger Agreement. A fee of $1.5 billion may be payable by us to Ansys, or a fee of $950.0 million may be payable by Ansys to us, upon termination of the Merger Agreement under specified circumstances, each as more fully described in the Merger Agreement. The receipt of financing by us is not a condition to complete the Ansys Merger.
In connection with the execution of the Merger Agreement, we entered into a commitment letter on January 15, 2024 (the Bridge Commitment Letter) with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, a senior unsecured bridge facility (the Bridge Commitment). The Bridge Commitment currently provides for an aggregate principal amount of up to $11.7 billion. On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement), which provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. See Note 11. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on the Bridge Commitment and the Term Loan Agreement.
For more on risks related to the Ansys Merger, see Part II, Item 1A, Risk Factors, “Risks Related to the Ansys Merger" of this Quarterly Report.
Impact of the Current Macroeconomic and Geopolitical Environment
Uncertainty in the macroeconomic environment, including the effects of, among other things, sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates, and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets. We expect growth across our geographies in fiscal 2024; however, we are expecting a challenging near-term growth environment in China due to macroeconomic factors as well as, to a lesser degree, entity list and trade restrictions as further discussed below and in Part II, Item 1A, Risk Factors of this Quarterly Report.
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
We are also actively monitoring geopolitical pressures around the world, including, among others, changes in China-Taiwan relations, the conflicts in Ukraine, the Middle East and other regional or global military conflicts. Any significant disruption caused by these or other geopolitical pressures or conflicts could materially affect our employees, business, operating results, financial condition or customers in those regions of the world. For example, Synopsys has employees, operations, customers and strategic partners in the Middle East and in Armenia, which are each experiencing geopolitical conflicts. While we are actively monitoring these conflicts, at this time, these geopolitical conflicts have not had a material impact on our business, operating results or financial condition.
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
Pending Software Integrity Divestiture
On May 5, 2024, we entered into an Equity Purchase Agreement (the Purchase Agreement), by and between Synopsys, Inc. and Sapphire Software Buyer, Inc. (Buyer), an entity controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (together, the Sponsors). Pursuant to the Purchase Agreement, and subject to the satisfaction or waiver of customary closing conditions specified therein, we will sell our Software Integrity business to Buyer for a purchase price of up to $2.1 billion in cash, comprised of: (i) $1.5 billion, payable at closing; (ii) $125 million, payable in equal installments over five fiscal quarters beginning on the first business day after the day that is the 75th day of our first full fiscal quarter following the closing, subject to acceleration at our option prior to the closing of the Ansys Merger; and (iii) up to $475 million (the Conditional Transaction Consideration), payable upon the Sponsors achieving a specified rate of return in connection with one or more potential liquidity transactions. The Software Integrity Divestiture is currently expected to close in the second half of 2024, subject to customary closing conditions including the receipt of required regulatory approvals. The Software Integrity business met the criteria to be disclosed as discontinued operations in the second quarter of fiscal year 2024. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for additional information on discontinued operations.

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
Our results of operations for the first six months of fiscal 2024 and 2023 included 27 weeks and 26 weeks, respectively, and ended on May 4, 2024 and April 29, 2023, respectively. The extra week in the first quarter of fiscal 2024 resulted in approximately $70.5 million of additional revenue, and approximately $61.0 million of additional expenses, including approximately $11.0 million in stock-based compensation costs. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
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
Results of Operations
Revenue
Our revenues are generated from two business segments: the Design Automation segment and the Design IP segment. See Note 18. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information about our reportable segments and revenue by geographic regions.
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

Total Revenue

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$1,054.9	$927.5	$127.4	14%
Design IP	399.8	335.2	64.6	19%
Total	$1,454.7	$1,262.7	$192.0	15%
Six months ended
Design Automation	$2,040.3	$1,817.4	$222.9	12%
Design IP	925.4	678.8	246.6	36%
Total	$2,965.7	$2,496.2	$469.5	19%

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

Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) as of April 30, 2024 were $7.9 billion, which includes $1.2 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 40% of the backlog as of April 30, 2024, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and six months ended April 30, 2024, including our contract balances as of such date, see Note 6. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was due principally to the continued organic growth of our business across all product groups and geographies. The increase for the six-month period also included the impact of the extra week in the first quarter of fiscal 2024 of approximately $70.5 million.
For a discussion of revenue by geographic areas, see Note 18. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Time-Based Products Revenue

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$781.7	$717.8	$63.9	9%
Percentage of total revenue	54%	56%
Six months ended	$1,586.8	$1,408.1	$178.7	13%
Percentage of total revenue	54%	56%

The increase in time-based products revenue for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods. The increase for the six-month period also included the impact of the extra week in the first quarter of fiscal 2024.

Upfront Products Revenue

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$396.4	$335.0	$61.4	18%
Percentage of total revenue	27%	27%
Six months ended	$838.8	$666.0	$172.8	26%
Percentage of total revenue	28%	27%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was primarily due to an increase in the sale of IP and hardware products, driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP and hardware product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$110.9	$79.3	$31.6	40%
Professional service and other revenue	165.7	130.6	35.1	27%
Total	$276.6	$209.9	$66.7	32%
Percentage of total revenue	19%	17%
Six months ended
Maintenance revenue	$212.3	$160.1	$52.2	33%
Professional service and other revenue	327.9	262.0	65.9	25%
Total	$540.2	$422.1	$118.1	28%
Percentage of total revenue	18%	17%
The increase in maintenance revenue for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional service and other revenue for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was primarily due to the timing of IP customization projects.

Cost of Revenue

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$198.7	$169.1	$29.6	18%
Cost of maintenance and service revenue	88.2	68.7	19.5	28%
Amortization of acquired intangible assets	13.5	10.5	3.0	29%
Total	$300.4	$248.3	$52.1	21%
Percentage of total revenue	21%	20%
Six months ended
Cost of products revenue	$374.2	$325.7	$48.5	15%
Cost of maintenance and service revenue	178.7	136.9	41.8	31%
Amortization of acquired intangible assets	26.7	21.7	5.0	23%
Total	$579.6	$484.3	$95.3	20%
Percentage of total revenue	20%	19%
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
The increase in cost of revenue for the three months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $25.1 million in hardware-related costs including inventory provisions, $12.4 million in costs to fulfill IP consulting arrangements, $5.1 million in employee-related costs as a result of headcount increases from hiring, and $3.0 million in amortization of acquired technology-related intangible assets.
The increase in cost of revenue for the six months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $30.7 million in hardware-related costs including inventory provisions, $29.0 million in costs to fulfill IP consulting arrangements, $22.8 million in employee-related costs as a result of headcount increases from hiring, and $5.0 million in amortization of acquired technology-related intangible assets.
Operating Expenses
Research and Development

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$493.1	$460.5	$32.6	7%
Percentage of total revenue	34%	36%
Six months ended	$1,018.7	$899.7	$119.0	13%
Percentage of total revenue	34%	36%
The increase in research and development expenses for the three months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $20.3 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $5.9 million in consultant and contractor costs, $5.0 million in the change in the fair value of our executive deferred compensation plan assets, and $4.0 million in facility costs.
The increase in research and development expenses for the six months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $85.8 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $13.4 million in the change in the fair value of our executive deferred compensation plan assets, $9.3 million in consultant and contractor costs, and $6.5 million in facility costs.
Sales and Marketing

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$209.8	$180.7	$29.1	16%
Percentage of total revenue	14%	14%
Six months ended	$428.6	$352.2	$76.4	22%
Percentage of total revenue	14%	14%
The increase in sales and marketing expenses for the three months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $17.5 million in employee-related costs due to headcount increases, $2.2 million in travel and marketing costs due to an increased number of in-person meetings and events, and $1.9 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in sales and marketing expenses for the six months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $51.8 million in employee-related costs due to headcount increases, $12.0 million in the change in the fair value of our executive deferred compensation plan assets, $3.6 million in travel and marketing costs due to an increased number of in-person meetings and events, and $1.8 million in facility costs.
General and Administrative

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$114.8	$84.7	$30.1	36%
Percentage of total revenue	8%	7%
Six months ended	$246.0	$174.7	$71.3	41%
Percentage of total revenue	8%	7%
The increase in general and administrative expenses for the three months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $15.8 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, $7.4 million in employee-related costs due to headcount increases from hiring, and $6.5 million in depreciation and maintenance expense.
The increase in general and administrative expenses for the six months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $42.0 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, $17.6 million in employee-related costs due to headcount increases from hiring, and $10.4 million in depreciation and maintenance expense.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	4.6	1.9	2.7	142%
Percentage of total revenue	—%	—%
Six months ended	8.1	3.9	4.2	108%
Percentage of total revenue	—%	—%
The increase in amortization of acquired intangible assets for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was primarily due to amortization expense related to intangible assets acquired during the three and six months ended April 30, 2024, partially offset by certain intangible assets becoming fully amortized.
Interest and Other Income (Expense), Net

	April 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$11.6	$8.1	$3.5	43%
Interest expense	(6.3)	(0.3)	(6.0)	2,000%
Gains (losses) on assets related to deferred compensation plan	11.1	2.8	8.3	296%
Foreign currency exchange gains (losses)	(0.3)	(2.4)	2.1	(88)%
Other, net	(6.6)	(4.0)	(2.6)	65%
Total	$9.5	$4.2	$5.3	126%
Six months ended
Interest income	$24.8	$15.0	$9.8	65%
Interest expense	(7.7)	(0.6)	(7.1)	1,183%
Gains (losses) on assets related to deferred compensation plan	50.5	22.6	27.9	123%
Foreign currency exchange gains (losses)	3.1	0.3	2.8	933%
Gain on sale of strategic investments	55.1	—	55.1	100%
Other, net	(11.5)	(10.2)	(1.3)	13%
Total	$114.3	$27.1	$87.2	322%
The increase in interest and other income (expense) for the three and six months ended April 30, 2024 as compared to the same periods in fiscal 2023 was primarily due to the change in the fair value of our executive deferred compensation plan assets. The increase for the six-month period also included the impact of gain recognized from the sale of strategic investments.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of amortization of acquired intangible assets, stock-based compensation expense, changes in the fair value of deferred compensation plan, restructuring charges, and acquisition/divestiture related items. See Note 18. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.

Design Automation Segment

	April 30,
	2024	2023	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$418.2	$353.4	$64.8	18%
Adjusted operating margin	40%	38%	2%	5%
Six months ended
Adjusted operating income	$777.7	$692.8	$84.9	12%
Adjusted operating margin	38%	38%	—%	—%
The increase in adjusted operating income for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was primarily due to an increase in revenue from arrangements booked in prior periods.
Design IP Segment

	April 30,
	2024	2023	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$124.8	$81.5	$43.3	53%
Adjusted operating margin	31%	24%	7%	29%
Six months ended
Adjusted operating income	$370.5	$194.9	$175.6	90%
Adjusted operating margin	40%	29%	11%	38%
The increase in adjusted operating income for the three and six months ended April 30, 2024 compared to the same periods in fiscal 2023 was primarily due to an increase in the revenue of IP products driven by timing of customer demands.
Income Taxes
Our effective tax rate increased in the three and six months ended April 30, 2024 as compared to the same periods in fiscal 2023, primarily due to a reduced benefit from U.S. federal research tax credits and an increase in foreign tax, and partially offset by increased excess tax benefits from stock-based compensation.
See Note 20. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2024, we held $1.7 billion in cash, cash equivalents and short-term investments. We also held $2.3 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of approximately AA.
As of April 30, 2024, approximately $771.6 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
We expect that the pending Ansys Merger is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs during as well as beyond the next twelve months. We intend to fund our anticipated

$19 billion cash consideration payment through a combination of cash and debt, and have fully-committed debt financing in place for $16.0 billion. Net cash proceeds received from certain debt and equity issuances or the sale of certain businesses and assets, including the pending Software Integrity Divestiture, as well as term loan commitments under certain qualifying term loan facilities, will result in mandatory commitment reductions under the Bridge Commitment. See Note 11. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Effective fiscal 2023, our research and development expenditures were required to be capitalized and amortized under the Tax Cuts and Jobs Act instead of being deducted when incurred for US tax purposes, which significantly increases our federal cash tax liability. Additionally, as a result of the IRS tax relief for the California winter storms, the due date for our fiscal 2023 federal tax payment was November 16, 2023 and as such, we deferred our fiscal 2023 federal cash tax payments until the first quarter of fiscal 2024. This resulted in a significant increase to our cash outflows beginning in fiscal 2024.
As of April 30, 2024, $194.3 million remained available for future stock repurchases under our stock repurchase program (the Program). We have suspended the Program in connection with the pending Ansys Merger until we are able to reduce our expected debt levels.
During the six months ended April 30, 2024, there were no other significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
Based on past performance and current expectations, we believe that our existing cash, cash equivalents and short-term investments and sources of liquidity, as well as the committed debt financing related to the pending Ansys Merger, will be sufficient to satisfy our cash requirements over the next twelve-month period and beyond. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, and our investments in or acquisitions of businesses, applications or technologies.
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the six months ended April 30, 2024.
Cash Flows
Our condensed consolidated statements of cash flows include cash flows related to the Software Integrity business. Significant non-cash items and capital expenditures of discontinued operations related to our Software Integrity business are presented separately in Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

	Six Months Ended April 30,
	2024	2023	$ Change
	(dollars in millions)
Cash provided by operating activities	$388.8	$817.7	$(428.9)
Cash used in investing activities	(166.2)	(127.7)	(38.5)
Cash used in financing activities	(154.6)	(591.2)	436.6
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
The decrease in cash provided by operating activities for the six months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to higher federal tax payments of $358.0 million, which included $187.0 million of fiscal 2023 federal tax payments that were paid in fiscal 2024 as a result of payment deadline extensions due to IRS tax relief for the California winter storms. This decrease in cash was partially offset by higher net income and higher accounts receivable collections.

Cash Used in Investing Activities
The increase in cash used in investing activities for the six months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to higher cash paid for acquisitions of $98.2 million, partially offset by higher proceeds from the sales and maturities of investments of $43.9 million and lower purchases of property and equipment of $12.6 million.
Cash Used in Financing Activities
The decrease in cash used in financing activities for the six months ended April 30, 2024 compared to the same period in fiscal 2023 was primarily due to lower stock repurchases of $605.7 million, as we have suspended the Program in connection with the pending Ansys Merger until we reduce our expected debt levels, partially offset by higher income taxes paid for net share settlements of $95.7 million, the payment of bridge financing and term loan costs of $54.7 million in connection with the Ansys Merger, and lower proceeds from the issuance of common stock of $17.7 million.
Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the Bridge Commitment. The Bridge Commitment currently provides for an aggregate principal amount of up to $11.7 billion. The proceeds of any borrowing under the Bridge Commitment will be used for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement.
The commitments to provide the Bridge Commitment may be terminated in whole or reduced in part, at our discretion. In addition, the Bridge Commitment Letter provides that net cash proceeds received from certain debt and equity issuances or the sale of certain businesses and assets, including the pending Software Integrity Divestiture, as well as term loan commitments under certain qualifying term loan facilities, will result in mandatory commitment reductions under the Bridge Commitment.
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of April 30, 2024.
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
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving loan facility is December 14, 2027, which may be extended at Synopsys’ option. There was no outstanding balance under the Revolving Credit Agreement as of April 30, 2024.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of April 30, 2024, we were in compliance with the financial covenant.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of April 30, 2024, we had $17.0 million outstanding balance under the agreement.
See Note 11. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Note 11. Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this Quarterly Report regarding borrowings under our Term Loan Agreement and Revolving Credit Agreement.
As of May 4, 2024, our exposure to market risk had not changed materially since October 28, 2023. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of May 4, 2024, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our CEO and CFO have concluded that, as of May 4, 2024, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
We are not aware of any legal proceedings that would materially impact our business, operating results or financial condition.

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
•Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation.
•If we fail to protect our proprietary technology, our business will be harmed.
•We may not be able to realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses and technology to acquire.
•We may fail to complete the divestiture of our Software Integrity business, and a completed divestiture may disrupt our remaining business or not achieve its intended benefits.
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
Uncertainty in the macroeconomic environment, including the effects of, among other things, sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates and associated global economic conditions have resulted in volatility in credit, equity and foreign currency markets. This uncertain macroeconomic environment could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts.
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
The growth of the EDA industry as a whole and our sales in our Design Automation and Design IP segments are dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected if growth in the semiconductor and electronics industries slows or stalls, including, among other things, due to sustained global inflationary pressures and interest rates, a continued or worsening global supply chain disruption, geopolitical pressures or economic slowdowns or recessions. Additionally, as the EDA industry has matured, stronger competition has emerged from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which would have an adverse effect on our business and financial condition.
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
If we fail to comply with the U.S. Export Administration Regulations or other U.S. or non-U.S. export requirements (collectively, the Export Regulations), we could be subject to substantial civil and criminal penalties, including fines to Synopsys and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, the Export Regulations may also subject us to governmental inquiries regarding transactions between us and certain foreign entities. For example, we have received administrative subpoenas from the U.S. Bureau of Industry and Security (the BIS) requesting production of information and documentation relating to transactions with certain Chinese entities. We believe that we are in full compliance with all applicable regulations and are working with the BIS to respond to its subpoenas. However, we cannot predict the outcome of the inquiries or their potential effect on our operations or financial condition.
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. We have also continually expanded our non-U.S. operations. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects, and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including, among others:
•Economic slowdowns, recessions or uncertainty in financial markets, including, among other things, the impact of sustained global inflationary pressures and interest rates;
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
•Changes in demand for our products due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to sustained global inflationary pressures and interest rates and a prolonged global semiconductor shortage or other reasons;
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
Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation.
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
Our software products and hosted solutions and software security and quality testing solutions are also targeted by hackers and may be compromised by, among other things, phishing, exploits of our code or our system configurations, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware. We leverage many security best practices throughout the software development lifecycle, but our security development practices vary in maturity across the business and may not be effective against all cybersecurity threats. Furthermore, due to geopolitical incidents, including regional military conflicts, state-supported and geopolitical-related cybersecurity incidents against companies such as ours may increase. Attacks on our products could potentially disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information or cause other destructive outcomes.
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
We have also divested and may in the future divest certain product lines or technologies that no longer fit our long-term strategies, such as the pending Software Integrity Divestiture. Divestitures may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines or technologies. For example, if we decide to sell or otherwise dispose of certain product lines or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all. Further, whether such divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
If we do not manage the foregoing risks, the transactions that we complete or are unable to complete, including the Ansys Merger and the Software Integrity Divestiture, may have an adverse effect on our business, operating results and financial condition.
We may fail to complete the divestiture of our Software Integrity business, and a completed divestiture may disrupt our remaining business or not achieve its intended benefits.
On May 5, 2024, we entered into the Purchase Agreement, by and between Synopsys, Inc. and an entity controlled by the Sponsors, pursuant to which we will sell our Software Integrity business. The Software Integrity Divestiture is anticipated to close in the second half of 2024, and a number of risks and challenges may arise in consummating the divestiture, including, among others:
•Our or the Sponsors’ ability to obtain required regulatory approvals for the Software Integrity Divestiture and the timing and conditions for such approvals;
•The failure to satisfy customary closing conditions and consummate the Software Integrity Divestiture; and
•The occurrence of any event, change or other circumstance that could give rise to the termination of the Purchase Agreement.
In addition, the Software Integrity Divestiture could cause disruption in our remaining business, including potential adverse changes to relationships with customers, employees, suppliers or other parties resulting from the divestiture process. The Software Integrity Divestiture could cause customers to delay or to defer decisions with respect to our Software Integrity business or to end their relationships with us altogether, or otherwise limit our ability to compete for or perform certain contracts or services. The Software Integrity Divestiture may also be disruptive to our regular operations, diverting the attention of our workforce and management team making the execution of business strategies more difficult, and could result in increased undesired workforce turnover, including of key leaders or other personnel.
Even if we are successful at separating and divesting our Software Integrity business, we may not realize some or all of the anticipated benefits from the divestiture with respect to the anticipated performance of our remaining business and the divestiture may have a material adverse effect on our business. The Software Integrity Divestiture may not enhance long-term stockholder value as anticipated, the efforts required to complete the divestiture process may be more costly or time-consuming than expected, or we may not receive any or all of the Conditional Transaction Consideration. Any of the foregoing could adversely affect our remaining business, operating results and financial condition.
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
As part of the evolution of our business, we have made substantial investments to develop new products and enhancements to existing products through our acquisitions and research and development efforts, such as Synopsys.ai, our AI-driven technology solution. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products in a timely and cost-effective manner, or if we fail to introduce products that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, operating results or financial condition could be adversely affected.
Additionally, we have in the past and may in the future invest in efforts to expand into adjacent markets, and these efforts may not be successful. Our success in these markets depends on a variety of factors, including, but not limited to, the following:
•Our ability to attract a new customer base, including in industries in which we have less experience;
•Our successful development of new sales and marketing strategies to meet customer requirements;
•Our ability to accurately predict, prepare for and promptly respond to technological developments in new fields;
•Our ability to compete with new and existing competitors in these new markets, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights or established customer relationships than we currently do;
•Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services; and
•Our ability to attract and retain employees with expertise in new fields.
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
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain, including the effects of sustained global inflationary pressures and interest rates, and a prolonged global semiconductor shortage.
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
We expect that the pending Ansys Merger is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs. We anticipate that the funds needed to fund the cash portion of the Ansys Merger consideration and to pay related transaction fees and expenses will be derived from a combination of available cash on hand and third-party debt financing. As of April 30, 2024, approximately 51% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to fund the Ansys Merger, pay related transaction fees and expenses and meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows and third-party debt financing, which will include a combination of available credit under our Term Loan Agreement, Revolving Credit Agreement, the Bridge Commitment and/or one or more issuances of senior unsecured notes. Our ability to obtain any such new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. We may be required to incur debt at higher than anticipated interest rates, access other funding sources or repatriate cash, any of which could negatively affect our operating results, capital structure or the market price of our common stock.
Risks Related to the Ansys Merger

We may fail to complete the Ansys Merger or may not complete it on the terms described herein or in our other filings with the SEC.
It is currently anticipated that we will complete the Ansys Merger in the first half of calendar year 2025. The Ansys Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things, the expiration or termination of the waiting period under the HSR Act, the clearance of the Ansys Merger under certain other antitrust and foreign investment regimes, and the continued effectiveness of the registration statement on Form S-4 (File No. 333-277912) filed by us on March 14, 2024 and declared effective by the SEC on April 17, 2024. As a result, the possible timing and likelihood of completion are uncertain and, accordingly, there can be no assurance that the Ansys Merger will be completed on the anticipated schedule, if at all.
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
Our income and non-income tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We may also be liable for potential tax liabilities of businesses we acquire. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made. For further discussion on our ongoing audits, see Note 20. Income Taxes of the Notes to Consolidated Financial Statements in this Quarterly Report under the heading "Non-U.S. Examinations."
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including, among others, the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board (FASB). These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, the recently enacted California climate-related disclosure laws, and the European Union's Corporate Sustainability Reporting Directive. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other ESG matters in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult and time consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.
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

From time to time, our cash equivalent and short-term investment portfolio consists of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, municipal securities and other securities and bank deposits. Our investment portfolio carries both interest rate risk and credit risk and may be negatively impacted by deteriorating economic conditions, sustained global inflationary pressures and interest rates and bank failures. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding our repurchases of our common stock during the three months ended May 4, 2024:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
February 4, 2024 through March 9, 2024	—	$—	—	$194,276,393
Month #2
March 10, 2024 through April 6, 2024	—	$—	—	$194,276,393
Month #3
April 7, 2024 through May 4, 2024	—	$—	—	$194,276,393
Total	—	$—	—	$194,276,393
(1)    As of May 4, 2024, $194.3 million remained available for future repurchases under our stock repurchase program (the Program). In connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
(2) Amounts are calculated based on the settlement date.
See Note 15. Stock Repurchase Program of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information on the Program.

Item 5.	Other Information
Insider Adoption or Termination of Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report except as described in the table below:

Name and Title	Action	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Dr. Aart de Geus	Adoption	3/25/2024	Rule 10b5-1 Trading Arrangement	Up to 104,646 shares to be sold	4/18/2025
Executive Chair of the Board of Directors
(1)Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the Rule).
(2)Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. Each trading arrangement is scheduled to terminate on the earlier of the expiration date or when all shares are sold under the plan, subject to early termination for certain specified events set forth therein.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 15, 2024, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp.	8-K	000-19807	2.1	1/16/2024
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	3/25/2024
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	Sixth Amendment Agreement, dated February 13, 2024, by and among Synopsys, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	2.1	2/14/2024
10.2	Term Loan Facility Credit Agreement, dated February 13, 2024, by and among Synopsys, as borrower, the lenders party thereto, HSBC Securities (USA) Inc., and Bank of America, N.A., as co-syndication agents, Mizuho Bank, LTD., The Bank of Nova Scotia, TD Bank, N.A., Truist Bank, and Wells Fargo Bank, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	2.2	2/14/2024
10.3	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.1	4/12/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1*
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 4, 2024 and October 28, 2023, (ii) Condensed Consolidated Statements of Income for the Three Months Ended May 4, 2024 and April 29, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended May 4, 2024 and April 29, 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity at May 4, 2024 and April 29, 2023, (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 4, 2024 and April 29, 2023 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: May 24, 2024	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)