Form 10-Q
period 2024-07-31
SYNOPSYS INC
filed 2024-08-23
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 21, 2024, there were 153,613,744 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	July 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,839,815	$1,433,966
Short-term investments	154,431	151,639
Total cash, cash equivalents and short-term investments	1,994,246	1,585,605
Accounts receivable, net	805,198	856,660
Inventories	386,009	325,590
Prepaid and other current assets	914,598	548,115
Current assets held for sale	1,027,702	114,654
Total current assets	5,127,753	3,430,624
Property and equipment, net	571,408	549,837
Operating lease right-of-use assets, net	556,593	559,923
Goodwill	3,444,349	3,346,065
Intangible assets, net	266,092	239,577
Deferred income taxes	1,102,716	853,526
Other long-term assets	579,773	444,820
Long-term assets held for sale	—	908,759
Total assets	$11,648,684	$10,333,131
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$756,983	$1,059,914
Operating lease liabilities	89,869	79,832
Deferred revenue	1,356,804	1,559,461
Current liabilities held for sale	331,294	286,244
Total current liabilities	2,534,950	2,985,451
Long-term operating lease liabilities	568,407	579,686
Long-term deferred revenue	319,080	150,827
Long-term debt	15,599	18,078
Other long-term liabilities	465,233	381,531
Long-term liabilities held for sale	—	33,257
Total liabilities	3,903,269	4,148,830
Redeemable non-controlling interest	31,043	31,043
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 153,613 and 152,053 shares outstanding, respectively	1,536	1,521
Capital in excess of par value	1,192,363	1,276,152
Retained earnings	7,884,044	6,741,699
Treasury stock, at cost: 3,648 and 5,207 shares, respectively	(1,188,435)	(1,675,650)
Accumulated other comprehensive income (loss)	(180,112)	(196,414)
Total Synopsys stockholders’ equity	7,709,396	6,147,308
Non-controlling interest	4,976	5,950
Total stockholders’ equity	7,714,372	6,153,258
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$11,648,684	$10,333,131

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Time-based products	$803,147	$827,396	$2,389,924	$2,235,531
Upfront products	442,528	292,653	1,281,283	958,631
Total products revenue	1,245,675	1,120,049	3,671,207	3,194,162
Maintenance and service	280,074	234,341	820,243	656,469
Total revenue	1,525,749	1,354,390	4,491,450	3,850,631
Cost of revenue:
Products	179,536	174,460	553,753	500,146
Maintenance and service	96,630	74,978	275,348	211,833
Amortization of acquired intangible assets	14,510	10,994	41,165	32,683
Total cost of revenue	290,676	260,432	870,266	744,662
Gross margin	1,235,073	1,093,958	3,621,184	3,105,969
Operating expenses:
Research and development	508,872	484,470	1,527,542	1,384,120
Sales and marketing	211,491	185,769	640,117	537,981
General and administrative	150,437	99,750	396,464	274,406
Amortization of acquired intangible assets	4,062	2,014	12,152	5,949
Restructuring charges	—	21,879	—	54,439
Total operating expenses	874,862	793,882	2,576,275	2,256,895
Operating income	360,211	300,076	1,044,909	849,074
Interest and other income (expense), net	31,784	25,484	146,070	52,631
Income before income taxes	391,995	325,560	1,190,979	901,705
Provision (benefit) for income taxes	(30,712)	(6,951)	37,634	29,779
Net income from continuing operations	422,707	332,511	1,153,345	871,926
Income (loss) from discontinued operations, net of income taxes	(17,813)	544	(13,155)	(296)
Net income	404,894	333,055	1,140,190	871,630
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(3,161)	(3,197)	(9,084)	(9,068)
Net income attributed to Synopsys	$408,055	$336,252	$1,149,274	$880,698

Net income (loss) attributed to Synopsys:
Continuing operations	$425,868	$335,708	$1,162,429	$880,994
Discontinued operations	(17,813)	544	(13,155)	(296)
Net income	$408,055	$336,252	$1,149,274	$880,698

Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$2.78	$2.21	$7.60	$5.79
Discontinued operations	$(0.12)	$—	$(0.08)	$—
Basic net income per share	$2.66	$2.21	$7.52	$5.79

Net income (loss) per share attributed to Synopsys - diluted:

Continuing operations	$2.73	$2.17	$7.46	$5.68
Discontinued operations	$(0.12)	$—	$(0.09)	$—
Diluted net income per share	$2.61	$2.17	$7.37	$5.68

Shares used in computing per share amounts:
Basic	153,417	152,023	152,885	152,204
Diluted	156,131	154,947	155,863	155,119
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Net income	$404,894	$333,055	$1,140,190	$871,630
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,913	(12,232)	4,526	19,297
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	885	(212)	1,764	1,326
Cash flow hedges:
Deferred gains (losses), net of tax $(1,989) and $(1,970) for the three and nine months ended July 31, 2024, respectively, and of $(2,147) and $(14,995) for each of the same periods in fiscal 2023, respectively.	4,181	5,907	7,656	43,489
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $348 and $(2,083) for the three and nine months ended July 31, 2024, respectively, and of $(2,111) and $(8,707) for each of the same periods in fiscal 2023, respectively.	(2,078)	5,250	2,356	22,881
Other comprehensive income (loss), net of tax effects	7,901	(1,287)	16,302	86,993
Comprehensive income	412,795	331,768	1,156,492	958,623
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(3,161)	(3,197)	(9,084)	(9,068)
Comprehensive income attributed to Synopsys	$415,956	$334,965	$1,165,576	$967,691
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2024	153,204	$1,532	$1,182,829	$7,478,366	$(1,321,554)	$(188,013)	$7,153,160	$4,638	$7,157,798
Net income				408,055			408,055	(783)	407,272
Other comprehensive income (loss), net of tax effects						7,901	7,901		7,901
Common stock issued, net of shares withheld for employee taxes	409	4	(170,884)		133,119		(37,761)		(37,761)
Stock-based compensation			180,418				180,418	1,121	181,539
Adjustments to redeemable non-controlling interest				(2,377)			(2,377)		(2,377)
Balance at July 31, 2024	153,613	$1,536	$1,192,363	$7,884,044	$(1,188,435)	$(180,112)	$7,709,396	$4,976	$7,714,372

Balance at October 31, 2023	152,053	$1,521	$1,276,152	$6,741,699	$(1,675,650)	$(196,414)	$6,147,308	$5,950	$6,153,258
Net income				1,149,274			1,149,274	(2,154)	1,147,120
Other comprehensive income (loss), net of tax effects						16,302	16,302		16,302
Purchases of treasury stock	(74)	(1)	1		(45,000)		(45,000)		(45,000)
Equity forward contract, net			45,000				45,000		45,000
Common stock issued, net of shares withheld for employee taxes	1,634	16	(666,689)		532,215		(134,458)		(134,458)
Stock-based compensation			536,401				536,401	3,625	540,026
Adjustments to redeemable non-controlling interest				(6,929)			(6,929)		(6,929)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,498				1,498	(2,445)	(947)
Balance at July 31, 2024	153,613	$1,536	$1,192,363	$7,884,044	$(1,188,435)	$(180,112)	$7,709,396	$4,976	$7,714,372

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2023	152,251	$1,523	$1,330,072	$6,075,009	$(1,428,748)	$(145,997)	$5,831,859	$5,086	$5,836,945
Net income				336,252			336,252	(557)	335,695
Other comprehensive income (loss), net of tax effects						(1,287)	(1,287)		(1,287)
Purchases of treasury stock	(751)	(8)	8		(300,000)		(300,000)		(300,000)
Common stock issued, net of shares withheld for employee taxes	625	6	(215,666)	(18,796)	185,859		(48,597)		(48,597)
Stock-based compensation			142,968				142,968	1,496	144,464
Adjustments for redeemable non-controlling interest				(2,640)			(2,640)		(2,640)
Recognition of non-controlling interest upon issuance of subsidiary stock							—	(576)	(576)
Balance at July 31, 2023	152,125	$1,521	$1,257,382	$6,389,825	$(1,542,889)	$(147,284)	$5,958,555	$5,449	$5,964,004

Balance at October 31, 2022	152,375	$1,524	$1,487,126	$5,534,307	$(1,272,955)	$(234,277)	$5,515,725	$4,801	$5,520,526
Net income				880,698			880,698	(1,217)	879,481
Other comprehensive income (loss), net of tax effects						86,993	86,993		86,993
Purchases of treasury stock	(2,382)	(24)	24		(860,724)		(860,724)		(860,724)
Equity forward contract, net			(45,000)				(45,000)		(45,000)
Common stock issued, net of shares withheld for employee taxes	2,132	21	(603,944)	(19,108)	590,790		(32,241)		(32,241)
Stock-based compensation			418,047				418,047	3,902	421,949
Adjustment for redeemable non-controlling interest				(6,072)			(6,072)		(6,072)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,129				1,129	(2,037)	(908)
Balance at July 31, 2023	152,125	$1,521	$1,257,382	$6,389,825	$(1,542,889)	$(147,284)	$5,958,555	$5,449	$5,964,004
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,140,190	$871,630
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	180,149	180,033
Reduction of operating lease right-of-use assets	72,196	72,647
Amortization of capitalized costs to obtain revenue contracts	57,071	61,677
Stock-based compensation	540,026	421,949
Allowance for credit losses	14,696	11,937
Gain on sale of strategic investments	(55,077)	—
Amortization of bridge financing costs	18,435	—
Deferred income taxes	(276,840)	(166,061)
Other non-cash	(3,730)	8,649
Net changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	59,159	112,511
Inventories	(71,303)	(77,919)
Prepaid and other current assets	(350,652)	8,373
Other long-term assets	(137,159)	(116,487)
Accounts payable and accrued liabilities	17,532	48,574
Operating lease liabilities	(72,254)	(52,914)
Income taxes	(241,952)	123,924
Deferred revenue	(46,276)	(131,310)
Net cash provided by operating activities	844,211	1,377,213
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	98,465	104,139
Purchases of short-term investments	(97,181)	(102,457)
Proceeds from sales of strategic investments	55,696	7,248
Purchases of strategic investments	(1,240)	(435)
Purchases of property and equipment	(118,772)	(136,520)
Acquisitions, net of cash acquired	(156,947)	(51,324)
Capitalization of software development costs	—	(2,204)
Net cash used in investing activities	(219,979)	(181,553)
Cash flows from financing activities:
Repayment of debt	(2,607)	(2,603)
Payment of bridge financing and term loan costs	(72,265)	—
Issuances of common stock	143,148	164,841
Payments for taxes related to net share settlement of equity awards	(278,571)	(198,969)
Purchase of equity forward contract	—	(45,000)
Purchases of treasury stock	—	(860,724)
Other	(1,096)	(122)
Net cash used in financing activities	(211,391)	(942,577)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,458	14,997
Net change in cash, cash equivalents and restricted cash	418,299	268,080
Cash, cash equivalents and restricted cash, beginning of year, including cash from discontinued operations	1,441,187	1,419,864
Cash, cash equivalents and restricted cash, end of period, including cash from discontinued operations	1,859,486	1,687,944
Less: Cash, cash equivalents and restricted cash from discontinued operations	17,441	4,835
Cash, cash equivalents and restricted cash from continuing operations	$1,842,045	$1,683,109
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
Synopsys, Inc. (Synopsys, we, our or us) delivers trusted and comprehensive silicon to systems design solutions, from electronic design automation (EDA), including system verification and validation solutions, to silicon intellectual property (IP). We partner closely with semiconductor and systems customers across a wide range of industries to maximize their research and development capability and productivity. We are catalyzing the era of pervasive intelligence to power innovation today that ignites the ingenuity of tomorrow.
We are a global leader in supplying the EDA software that engineers use to design and test integrated circuits (ICs), also known as chips or silicon, and we are pioneering artificial intelligence (AI) driven chip design across the full-stack EDA suite to improve efficiency and accelerate the design, verification testing and manufacturing of advanced digital and analog chips. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them, including cloud-based digital design flow to boost chip-design development productivity. We also provide technical services and support to help our customers develop advanced chips and electronic systems. These products and services are part of our Design Automation segment.
We also offer a broad and comprehensive portfolio of semiconductor IP solutions, which are pre-designed circuits that engineers use as components of larger chip designs to reduce integration risk and speed time to market. Our high quality, silicon-proven semiconductor IP includes logic libraries, embedded memories, analog IP, wired and wireless interface IP, security IP, embedded processors and subsystems. To accelerate IP integration and silicon bring-up, our IP accelerated initiative provides architecture design expertise, hardening, and signal and power integrity analysis. These products and services are part of our Design IP segment.
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
Our results of operations for the first nine months of fiscal 2024 and 2023 included 40 weeks and 39 weeks, respectively, and ended on August 3, 2024 and July 29, 2023, respectively. For presentation purposes, the condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our annual report beginning in the fiscal year 2025, and interim period reports beginning in the first quarter of the fiscal year 2026 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
Note 3. Discontinued Operations
On May 5, 2024, we entered into an Equity Purchase Agreement (the Purchase Agreement) by and between Synopsys and Sapphire Software Buyer, Inc. (Buyer), an entity controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (together, the Sponsors), pursuant to which we will sell our Software Integrity business. Pursuant to the Purchase Agreement, and subject to the satisfaction or waiver of customary closing conditions specified therein, we will sell our Software Integrity business to the Buyer (the Software Integrity Divestiture) for a purchase price of up to $2.1 billion in cash, comprised of: (i) $1.5 billion, payable at closing; (ii) $125 million, payable in equal installments over five fiscal quarters beginning on the first business day after the 75th day of our first full fiscal quarter following the closing, subject to acceleration at our option prior to the closing of our pending acquisition of ANSYS, Inc. (Ansys); and (iii) up to $475 million, payable upon the Sponsors achieving a specified rate of return in the event of one or more potential liquidity transactions.
The Software Integrity Divestiture, which was unanimously approved by our Board of Directors, is currently expected to close in the second half of 2024, subject to customary closing conditions including the receipt of required regulatory approvals.

Management believes that the Software Integrity Divestiture has met the criteria to be disclosed as discontinued operations as it represents a significant strategic shift that has a major effect on our operations and financial results. The results of the Software Integrity business are presented as discontinued operations in the condensed consolidated statements of income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, we reclassified the assets and liabilities of the Software Integrity business as assets and liabilities held for sale in the condensed consolidated statements of balance sheets for all periods presented. The condensed consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. We did not allocate any general corporate overhead to the Software Integrity business. Unless otherwise noted, reference within these Notes to Condensed Consolidated Financial Statements relates to continuing operations.
The financial results of the Software Integrity business are presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statements of income. The following table presents the major components of financial results of our Software Integrity business for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Revenue	$127,917	$132,898	$392,579	$392,860
Cost of revenue	40,279	47,050	136,010	145,188
Operating expenses	91,854	90,450	262,745	258,008
Interest and other income (expense), net	605	324	1,601	722
Income (loss) from discontinued operations before income taxes	(3,611)	(4,278)	(4,575)	(9,614)
Income tax provisions (benefits)	14,202	(4,822)	8,580	(9,318)
Income (loss) from discontinued operations, net of income taxes	$(17,813)	$544	$(13,155)	$(296)
As of July 31, 2024, the assets and liabilities of our Software Integrity business are classified as current in our condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as discontinued operations on the condensed consolidated balance sheets for the periods presented:

July 31, 2024
(in thousands)
Assets:
Cash and cash equivalents	$17,441
Accounts receivable, net	78,930
Prepaid and other assets	48,550
Property and equipment, net	6,373
Operating lease right-of use assets, net	6,646
Goodwill	724,294
Intangible assets, net	119,141
Deferred income taxes	26,327
Total current assets held for sale	$1,027,702
Liabilities:
Accounts payable and accrued liabilities	$91,874
Operating lease liabilities	5,626
Deferred revenue	233,794
Total current liabilities held for sale	$331,294

October 31, 2023
(in thousands)
Assets:
Cash and cash equivalents	$4,947
Accounts receivable, net	90,307
Prepaid and other current assets	19,400
Total current assets held for sale	$114,654
Property and equipment, net	$7,424
Operating lease right-of use assets, net	8,906
Goodwill	724,271
Intangible assets, net	134,617
Deferred income taxes	7,388
Other long-term assets	26,153
Total long-term assets held for sale	$908,759
Liabilities:
Accounts payable and accrued liabilities	$63,847
Operating lease liabilities	5,858
Deferred revenue	216,539
Total current liabilities held for sale	$286,244
Long-term operating lease liabilities	$4,349
Long-term deferred revenue	24,301
Other long-term liabilities	4,607
Total long-term liabilities held for sale	$33,257
The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Nine Months Ended July 31,
	2024	2023
	(in thousands)
Amortization and depreciation	$16,317	$37,495
Reduction of operating lease right-of-use assets	$2,162	$3,481
Amortization of capitalized costs to obtain revenue contracts	$20,808	$21,398
Stock-based compensation	$47,476	$37,495
Deferred income taxes	$18,939	$7,388
Purchases of property and equipment	$972	$2,351
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
Under the terms of the Merger Agreement, at the effective time of the Ansys Merger (the Effective Time), each share of Ansys common stock issued and outstanding immediately prior to the Effective Time (with certain exceptions set forth in the Merger Agreement) will be converted into the right to receive 0.3450 (the Exchange Ratio) of a share of Synopsys common stock and $197.00 in cash, without interest. The Merger Agreement also provides for Synopsys’ assumption of certain outstanding Ansys options and other unvested Ansys equity awards held by continuing Ansys employees. If the stock consideration to be issued by Synopsys in connection with the Ansys Merger exceeds 19.9999% of the shares of Synopsys common stock issued and outstanding immediately prior to the Effective Time, the Exchange Ratio will be reduced to the minimum extent necessary to ensure that the aggregate number of shares of Synopsys common stock to be issued in connection with the Ansys Merger does not exceed such threshold, and the cash consideration will be correspondingly increased to offset such adjustment.
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
Note 5. Business Combinations
During the nine months ended July 31, 2024, we completed three acquisitions for aggregate purchase consideration of $159.3 million, net of cash acquired. The purchase consideration was allocated as follows: $78.9 million to identifiable intangible assets, $97.5 million to goodwill, and $17.1 million to net tangible liabilities. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill recognized from these acquisitions, of which $62.7 million was attributable to the Design Automation reporting unit and $34.8 million was attributable to the Design IP reporting unit, was not deductible for income tax purposes.
We have included the financial results of these acquisitions in our condensed consolidated financial statements from the date of each acquisition. These results were not material to our condensed consolidated financial statements.
Transaction costs were $53.0 million and $110.2 million during the three and nine months ended July 31, 2024, respectively. Transaction costs were $4.8 million and $9.8 million during the three and nine months ended July 31, 2023, respectively. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions and were expensed as incurred in our condensed consolidated statements of income.
Note 6. Revenue
Disaggregated Revenue

The following table shows the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
EDA	66.9%	71.8%	66.8%	71.3%
Design IP	30.4%	25.9%	30.9%	26.7%
Other	2.7%	2.3%	2.3%	2.0%
Total	100.0%	100.0%	100.0%	100.0%
Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
Contract balances are as follows:

	As of
	July 31, 2024	October 31, 2023
	(in thousands)
Contract assets, net	$693,874	$375,904
Unbilled receivables	$33,603	$60,016
Deferred revenue	$1,675,884	$1,710,288
During the three and nine months ended July 31, 2024, we recognized revenue of $216.8 million and $1.3 billion, respectively, that was included in the deferred revenue balance as of October 31, 2023, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $7.9 billion as of July 31, 2024, which includes $1.2 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 40% of the backlog as of July 31, 2024, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three and nine months ended July 31, 2024, we recognized $21.1 million and $73.9 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and nine months ended July 31, 2023, we recognized $24.2 million and $75.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of July 31, 2024 were $70.5 million and are included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $12.6 million and $36.3 million during the three and nine months ended July 31, 2024, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income. Amortization of these assets was $14.0 million and $40.3 million during the three and nine months ended July 31, 2023, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended July 31, 2024 are as follows:

(in thousands)
Balance at October 31, 2023	$3,346,065
Additions	97,521
Adjustments	173
Effect of foreign currency translation	590
Balance at July 31, 2024	$3,444,349
Intangible Assets
Intangible assets as of July 31, 2024 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$904,381	$711,119	$193,262
Customer relationships	314,154	242,955	71,199
Contract rights intangible	176,343	174,724	1,619
Trademarks and trade names	12,925	12,913	12
Total	$1,407,803	$1,141,711	$266,092
Intangible assets as of October 31, 2023 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$842,448	$672,480	$169,968
Customer relationships	296,883	231,557	65,326
Contract rights intangible	175,747	171,487	4,260
Trademarks and trade names	12,925	12,902	23
Capitalized software development costs	50,795	50,795	—
Total	$1,378,798	$1,139,221	$239,577
Amortization expense related to intangible assets consists of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Core/developed technology	$13,447	$10,436	$38,373	$31,427
Customer relationships	4,058	2,011	11,467	5,945
Contract rights intangible	1,063	558	3,465	1,257
Trademarks and trade names	4	3	12	3
Capitalized software development costs(1)	—	557	—	1,626
Total	$18,572	$13,565	$53,317	$40,258
(1) Amortization of capitalized software development costs is included in cost of products revenue in the condensed consolidated statements of income.

The following table presents the estimated future amortization of acquired intangible assets as of July 31, 2024:

Fiscal year	(in thousands)
Remainder of fiscal 2024	$17,344
2025	62,103
2026	51,778
2027	46,831
2028	32,099
2029 and thereafter	55,937
Total	$266,092
Note 8. Balance Sheet Components

	As of
	July 31, 2024	October 31, 2023
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$373,306	$297,180
Capitalized commission, net	70,532	67,240
Other	135,935	80,400
Total	$579,773	$444,820

Accounts payable and accrued liabilities:
Payroll and related benefits	$530,948	$531,848
Accrued income taxes	3,172	226,762
Other accrued liabilities	144,316	146,696
Accounts payable	78,547	154,608
Total	$756,983	$1,059,914

Other long-term liabilities:
Deferred compensation plan liabilities	$373,306	$297,180
Other	91,927	84,351
Total	$465,233	$381,531

Note 9. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments

As of July 31, 2024, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$44,537	$—	$—	$—	$44,537
U.S. Treasury, agency & T-bills	7,445	1	—	—	7,446
Total:	$51,982	$1	$—	$—	$51,983
Short-term investments:
U.S. Treasury, agency & T-bills	$18,250	$61	$—	$(9)	$18,302
Corporate debt securities	104,267	528	(13)	(24)	104,758
Asset-backed securities	31,237	164	(2)	(28)	31,371
Total:	$153,754	$753	$(15)	$(61)	$154,431
(1)See Note 10. Fair Value Measurements for further discussion on fair values.
The contractual maturities of our available-for-sale debt securities as of July 31, 2024 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
less than 1 year	$61,373	$61,426
1-5 years	87,412	88,022
5-10 years	3,066	3,084
>10 years	1,903	1,899
Total	$153,754	$154,431
As of October 31, 2023, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$10,129	$—	$—	$—	$10,129
U.S. Treasury, agency & T-bills	2,994	—	—	—	2,994
Total:	$13,123	$—	$—	$—	$13,123
Short-term investments:
U.S. Treasury, agency & T-bills	$15,752	$—	$(61)	$(2)	$15,689
Municipal bonds	515	—	—	(16)	499
Corporate debt securities	103,213	13	(455)	(396)	102,375
Asset-backed securities	33,245	21	(93)	(97)	33,076
Total:	$152,725	$34	$(609)	$(511)	$151,639
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	July 31, 2024	October 31, 2023
	(in thousands)
Cash and cash equivalents	$1,839,815	$1,433,966
Restricted cash included in prepaid and other current assets	1,536	1,549
Restricted cash included in other long-term assets	694	725
Cash, cash equivalents and restricted cash	$1,842,045	$1,436,240
Cash, cash equivalents and restricted cash from discontinued operations	17,441	4,947
Total cash, cash equivalents and restricted cash, including cash from discontinued operations	$1,859,486	$1,441,187

Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. In November 2023, we completed the sale of strategic investments in privately-held companies. The gain recognized from the sales was $55.1 million and included in interest and other income (expense), net, in our condensed consolidated statements of income. There were no material impairments of non-marketable equity securities during the three and nine months ended July 31, 2024 and 2023.
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
The duration of forward contracts, the majority of which are short-term, ranges from approximately 2 months to 29 months at inception. We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with high credit quality financial institutions that are rated "A" or above and to date have not experienced nonperformance by counterparties. In addition, we mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipate continued performance by all counterparties to such agreements.
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 29 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to our foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of income within the next 12 months.
We did not record any gains or losses related to discontinuation of cash flow hedges during the nine months ended July 31, 2024 and 2023.

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
The effects of the non-designated derivative instruments on the condensed consolidated statements of income are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Gains (losses) recorded in Interest and other income (expense), net	$955	$(1,205)	$(110)	$3,532
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of
	July 31, 2024	October 31, 2023
	(in thousands)
Total gross notional amounts	$1,816,755	$1,666,758
Net fair value	$5,768	$(2,308)
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
The following table represents the condensed consolidated balance sheets location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at July 31, 2024
Other current assets	$13,655	$820
Accrued liabilities	$7,498	$1,209
Balance at October 31, 2023
Other current assets	$12,962	$491
Accrued liabilities	$14,665	$1,096

The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2024
Foreign exchange contracts	Revenue	$4,501	Revenue	$2,689
Foreign exchange contracts	Operating expenses	(320)	Operating expenses	(611)
Total		$4,181		$2,078
Three months ended July 31, 2023
Foreign exchange contracts	Revenue	$899	Revenue	$(1,352)
Foreign exchange contracts	Operating expenses	5,008	Operating expenses	(3,898)
Total		$5,907		$(5,250)
Nine months ended July 31, 2024
Foreign exchange contracts	Revenue	$1,936	Revenue	$(1,593)
Foreign exchange contracts	Operating expenses	5,720	Operating expenses	(763)
Total		$7,656		$(2,356)
Nine months ended July 31, 2023
Foreign exchange contracts	Revenue	$7,315	Revenue	$(10,856)
Foreign exchange contracts	Operating expenses	36,174	Operating expenses	(12,025)
Total		$43,489		$(22,881)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2024:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$44,537	44,537	$—	$—
U.S. Treasury, agency & T-bills	7,446	—	7,446	—
Short-term investments:
U.S. Treasury, agency & T-bills	18,302	—	18,302	—
Corporate debt securities	104,758	—	104,758	—
Asset-backed securities	31,371	—	31,371	—
Prepaid and other current assets:
Foreign currency derivative contracts	14,475	—	14,475	—
Other long-term assets:
Deferred compensation plan assets	373,306	373,306	—	—
Total assets	$594,195	$417,843	$176,352	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$8,707	$—	$8,707	$—
Other long-term liabilities:
Deferred compensation plan liabilities	373,306	373,306	—	—
Total liabilities	$382,013	$373,306	$8,707	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2023:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$10,129	$10,129	$—	$—
U.S. Treasury, agency & T-bills	2,994	—	2,994	—
Short-term investments:
U.S. Treasury, agency & T-bills	15,689	—	15,689	—
Municipal bonds	499	—	499	—
Corporate debt securities	102,375	—	102,375	—
Asset-backed securities	33,076	—	33,076	—
Prepaid and other current assets:
Foreign currency derivative contracts	13,453	—	13,453	—
Other long-term assets:
Deferred compensation plan assets	297,180	297,180	—	—
Total assets	$475,395	$307,309	$168,086	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$15,761	$—	$15,761	$—
Other long-term liabilities:
Deferred compensation plan liabilities	297,180	297,180	—	—
Total liabilities	$312,941	$297,180	$15,761	$—
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

The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of July 31, 2024.
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
On May 14, 2024, a ticking fee began to accrue under the Term Loan Agreement in an amount equal to a rate per annum equal to 0.10% times the actual daily undrawn portion of the commitments in respect of the term loan facility. This ticking fee will accrue until the earlier of (i) termination or expiration of the commitments under the term loan facility or (ii) the funding of the commitments, at which point the accrued amount of the ticking fee will become payable.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2024, we were in compliance with the financial covenant.
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
There was no outstanding balance under the Revolving Credit Agreement as of July 31, 2024 and October 31, 2023.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of July 31, 2024, we had $15.6 million outstanding balance under the agreement.

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
The components of our lease expense during the period presented are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Operating lease expense (1)	$23,800	$22,018	$67,848	$68,165
Variable lease expense (2)	5,182	5,622	16,761	14,684
Total lease expense	$28,982	$27,640	$84,609	$82,849
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Nine Months Ended July 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$74,715	$66,556
ROU assets obtained in exchange for operating lease liabilities(2)	$64,790	$81,027
(1) Cash paid for amounts included in the measurement of operating lease liabilities included cash from discontinued operations of $4.3 million and $4.3 million for the periods presented.
(2) ROU assets obtained in exchange for operating lease liabilities included ROU assets from discontinued operations of $0.7 million and $1.4 million for the periods presented.
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	July 31, 2024	October 31, 2023
Weighted-average remaining lease term (in years)	7.77	8.44
Weighted-average discount rate	2.76%	2.50%

The following table represents the maturities of our future lease payments due under operating leases as of July 31, 2024:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2024	$20,499
2025	112,496
2026	106,262
2027	103,600
2028	88,298
2029 and thereafter	304,542
Total future minimum lease payments	735,697
Less: Imputed interest	77,421
Total lease liabilities	$658,276
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of July 31, 2024 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2024	$6,357
2025	25,351
2026	26,230
2027	27,376
2028	27,557
2029 and thereafter	56,491
Total	$169,362

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
During the nine months ended July 31, 2024, our ownership interest in OpenLight was reduced to 71% as a result of the recognition of non-controlling interest upon issuance of OpenLight stock.
During the nine months ended July 31, 2024, OpenLight incurred a net loss of $28.9 million, of which $6.9 million was attributable to redeemable non-controlling interest. As of July 31, 2024, the carrying value of the redeemable non-controlling interest was recorded at its estimated fair value of $31.0 million in the condensed consolidated balance sheets.

Note 14. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	July 31, 2024	October 31, 2023
	(in thousands)
Cumulative currency translation adjustments	$(165,578)	$(170,104)
Unrealized gains (losses) on derivative instruments, net of taxes	(15,212)	(25,224)
Unrealized gains (losses) on available-for-sale securities, net of taxes	678	(1,086)
Total	$(180,112)	$(196,414)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$2,689	$(1,352)	$(1,593)	$(10,856)
Operating expenses	(611)	(3,898)	(763)	(12,025)
Total	$2,078	$(5,250)	$(2,356)	$(22,881)
Amounts reclassified during the nine months ended July 31, 2024 and 2023 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 9. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 15. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of July 31, 2024, $194.3 million remained available for future repurchases under the Program. However, in connection with the pending Ansys Merger, we have suspended the Program until we are able to reduce our expected debt levels.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023(1)(2)	2024(3)	2023(1)
	(in thousands)
Total shares repurchased	—	751	74	2,382
Total cost of the repurchased shares	$—	$300,000	$45,000	$860,724
Reissuance of treasury stock	409	625	1,634	2,132
(1) Excluded the 41,682 shares and $45.0 million equity forward contract from the May 2023 Accelerated Stock Repurchase program (ASR) settled in August 2023.
(2) Included the 105,792 shares and $45.0 million equity forward contract from the February 2023 ASR settled in May 2023.
(3) Included the 73,903 shares and $45.0 million equity forward contract from the August 2023 ASR settled in November 2023.

Note 16. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Cost of products	$14,645	$12,787	$44,824	$38,149
Cost of maintenance and service	9,677	7,765	28,126	22,451
Research and development expense	89,279	72,784	269,087	211,664
Sales and marketing expense	30,251	23,697	91,811	68,094
General and administrative expense	20,502	14,463	58,702	44,096
Stock-based compensation expense from continuing operations before taxes	164,354	131,496	492,550	384,454
Stock-based compensation expense from discontinued operations before taxes	17,185	12,968	47,476	37,495
Total stock-based compensation expense before taxes	181,539	144,464	540,026	421,949
Income tax benefit	(29,972)	(23,172)	(89,158)	(67,681)
Stock-based compensation expense after taxes	$151,567	$121,292	$450,868	$354,268
During the three and nine months ended July 31, 2024 and 2023, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods were as follows:

	Nine Months Ended July 31,
	2024	2023
Expected life (in years)	2.89 years	0.90 years - 2.70 years
Risk-free interest rate	4.41%	4.36% - 4.63%
Volatility	34.03%	35.84% - 42.86%
Grant date fair value	$600.29	$357.29 - $408.55
As of July 31, 2024, we had $1.3 billion of total unrecognized stock-based compensation expense from continuing and discontinued operations relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.3 years. As of July 31, 2024, we had $70.3 million of unrecognized stock-based compensation expense from continuing and discontinued operations relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised from continuing and discontinued operations during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Intrinsic value of awards exercised	$90,973	$94,116	$166,993	$212,339

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

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$425,868	$335,708	$1,162,429	$880,994
Net income (loss) from discontinued operations attributed to Synopsys	(17,813)	544	(13,155)	(296)
Net income attributed to Synopsys	$408,055	$336,252	$1,149,274	$880,698
Denominator:
Weighted average common shares for basic net income per share	153,417	152,023	152,885	152,204
Dilutive effect of common share equivalents from equity-based compensation	2,714	2,924	2,978	2,915
Weighted average common shares for diluted net income per share	156,131	154,947	155,863	155,119
Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$2.78	$2.21	$7.60	$5.79
Discontinued operations	$(0.12)	$—	$(0.08)	$—
Basic net income per share	$2.66	$2.21	$7.52	$5.79
Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$2.73	$2.17	$7.46	$5.68
Discontinued operations	$(0.12)	$—	$(0.09)	$—
Diluted net income per share	$2.61	$2.17	$7.37	$5.68
Anti-dilutive employee stock-based awards excluded	211	289	203	454
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

Information by reportable segment is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Total Segments:
Revenue	$1,525,749	$1,354,390	$4,491,450	$3,850,631
Adjusted operating income	610,589	492,791	1,758,823	1,380,537
Adjusted operating margin	40%	36%	39%	36%
Design Automation:
Revenue	$1,062,666	$1,004,156	$3,102,938	$2,821,570
Adjusted operating income	440,864	410,023	1,218,574	1,102,837
Adjusted operating margin	41%	41%	39%	39%
Design IP:
Revenue	$463,083	$350,234	$1,388,512	$1,029,061
Adjusted operating income	169,725	82,768	540,249	277,700
Adjusted operating margin	37%	24%	39%	27%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Total segment adjusted operating income	$610,589	$492,791	$1,758,823	$1,380,537
Reconciling items:
Amortization of acquired intangible assets	(18,572)	(13,008)	(53,317)	(38,632)
Stock-based compensation expense	(164,354)	(131,496)	(492,550)	(384,454)
Deferred compensation plan	(25,780)	(21,492)	(76,276)	(44,123)
Restructuring charges	—	(21,879)	—	(54,439)
Acquisition/divestiture related items	(41,672)	(4,840)	(91,771)	(9,815)
Total operating income	$360,211	$300,076	$1,044,909	$849,074
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Revenue:
United States	$660,479	$561,500	$2,015,066	$1,733,107
Europe	144,631	125,789	429,377	377,087
China	266,699	292,079	729,583	673,575
Korea	194,817	161,848	569,538	459,384
Other	259,123	213,174	747,886	607,478
Consolidated	$1,525,749	$1,354,390	$4,491,450	$3,850,631
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 19. Interest and Other Income (Expense), Net
The following table presents the components of interest and other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Interest income	$15,717	$11,877	$40,508	$26,875
Interest expense	(11,752)	(342)	(19,409)	(918)
Gains (losses) on assets related to deferred compensation plan	25,780	21,492	76,276	44,123
Foreign currency exchange gains (losses)	329	26	3,438	352
Gain on sale of strategic investments	—	—	55,077	—
Other, net	1,710	(7,569)	(9,820)	(17,801)
Total	$31,784	$25,484	$146,070	$52,631
Note 20. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Income before income taxes	$391,995	$325,560	$1,190,979	$901,705
Provision (benefit) for income taxes	$(30,712)	$(6,951)	$37,634	$29,779
Effective tax rate	(7.8)%	(2.1)%	3.2%	3.3%
Our effective tax rate for the nine months ended July 31, 2024, is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation, U.S. foreign tax credits, and tax benefits from a valuation allowance release against California research credits, partially offset by state taxes and the effect of non-deductible stock-based compensation.

Our effective tax rate decreased in the three months ended July 31, 2024, as compared to the same period in fiscal 2023, primarily due to the tax benefits recorded as a result of the valuation allowance release. Our effective tax rate for the nine months ended July 31, 2024 is consistent with the same period in fiscal 2023.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $7.0 million.
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
On January 31, 2024, the House of Representatives has passed the Tax Relief for American Families and Workers Act of 2024 (H.R. 7024) which would defer the requirement of capitalizing research and development, based in the United States, until tax years starting after December 31, 2025. The proposed legislation would have a beneficial impact on our cash tax liabilities, if enacted. The Senate rejected the bill in August 2024 and its future remains uncertain.
On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5 million each year for our fiscal 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism for the incremental tax that was paid as a result of SB-167. We are evaluating the impact of the law change.
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

Legal Settlement
In March 2017, Siemens PLM Software (now Siemens Industry Software Inc. or SISW) acquired Mentor Graphics Corporation (Mentor). On June 29, 2018, we, SISW and Mentor settled all outstanding patent litigation between us and Mentor for a $65.0 million payment made from us to Mentor. As a result of the settlement, the litigation with Mentor was dismissed and the injunction entered in connection with that litigation was vacated. The settlement included mutual seven-year patent cross-licenses between us and SISW, and between us and Mentor. We and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of our mutual customers (the interoperability amendment). The interoperability amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to SISW under certain conditions. Mentor no longer exists as an independent entity and is succeeded by SISW.

In June 2024, the parties extended the existing patent cross-license to December 31, 2031, and entered into a new cross-license of patents related to certain computer-aided engineering technology. The new cross-license is conditioned on the close of the Ansys Merger and expires on December 31, 2031. The interoperability amendment expires by its terms on June 29, 2025.
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
Overview

Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our Software Integrity business. See “Pending Software Integrity Divestiture” below and Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for additional information about the Software Integrity Divestiture.
Financial Performance Summary
For the third quarter of fiscal 2024, our results reflect continued, strong execution and the resiliency of our business. We have seen our customer set expand as more companies in more industries define and optimize system performance at the silicon level. We also continue to see our total cost of revenue and operating expenses increase as we invest in our workforce and further grow organically and through acquisitions. The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenue	$1,525.7	$1,354.4	$4,491.5	$3,850.6
Cost of revenue	$290.7	$260.4	$870.3	$744.7

Operating expenses	$874.9	$793.9	$2,576.3	$2,256.9
Operating income	$360.2	$300.1	$1,044.9	$849.1
Net income from continuing operations attributed to Synopsys	$425.9	$335.7	$1,162.4	$881.0
Net income (loss) from discontinued operations attributed to Synopsys	$(17.8)	$0.5	$(13.2)	$(0.3)
Diluted net income (loss) per share attributed to Synopsys:
Continuing operations	$2.73	$2.17	$7.46	$5.68
Discontinued operations	$(0.12)	$—	$(0.09)	$—
Three months ended July 31, 2024 compared to the same period of fiscal 2023 financial performance summary
•Revenues were $1.5 billion, an increase of $171.3 million or 13%, primarily due to revenue growth across a majority of products and geographies.
•Total cost of revenue and operating expenses was $1.2 billion, an increase of $111.3 million or 11%, primarily due to an increase of $49.6 million in employee-related costs resulting from headcount increases through organic growth and acquisitions.
•Operating income was $360.2 million, an increase of $60.1 million or 20%.
Nine months ended July 31, 2024 compared to the same period of fiscal 2023 financial performance summary
•Revenues were $4.5 billion, an increase of $640.9 million or 17%, primarily due to revenue growth across all products and geographies and the impact of the extra week in the first quarter of fiscal 2024.1
•Total cost of revenue and operating expenses was $3.4 billion, an increase of $445.0 million or 15%, primarily due to an increase of $227.6 million in employee-related costs resulting from headcount increases through organic growth and acquisitions, and the impact of the extra week in the first quarter of fiscal 2024.
•Operating income was $1.0 billion, an increase of $195.8 million or 23%.
Business Summary
Synopsys delivers trusted and comprehensive silicon to systems design solutions, from electronic design automation (EDA), including system verification and validation solutions, to silicon intellectual property (IP). We partner closely with semiconductor and systems customers across a wide range of industries to maximize their research and development capability and productivity. Synopsys is catalyzing the era of pervasive intelligence to power innovation today that ignites the ingenuity of tomorrow. For more information about our business segments and product groups, see Part I, Item 1, Business in our Annual Report.
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
Under the terms of the Merger Agreement, at the effective time of the Ansys Merger (the Effective Time), each share of Ansys common stock issued and outstanding immediately prior to the Effective Time (with certain exceptions set forth in the Merger Agreement) will be converted into the right to receive 0.3450 (the Exchange Ratio) of a share of Synopsys common stock and $197.00 in cash, without interest. The Exchange Ratio is expected to result in Ansys equityholders and Synopsys equityholders owning approximately 16.5% and 83.5%, respectively, of the combined company on a pro forma basis following the Effective Time. The Merger Agreement also provides for Synopsys’ assumption of certain outstanding Ansys options and other unvested Ansys equity awards held by continuing Ansys employees. If the stock consideration to be issued by Synopsys in connection with the Ansys Merger exceeds 19.9999% of the shares of Synopsys common stock issued and outstanding immediately prior to the Effective Time, the Exchange Ratio will be reduced to the minimum extent necessary to ensure that the aggregate number of shares of Synopsys common stock to be issued in connection with the Ansys Merger does not exceed such threshold, and the cash consideration will be correspondingly increased to offset such adjustment.
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
We are also actively monitoring geopolitical pressures around the world, including, among others, changes in China-Taiwan relations, the conflicts in Ukraine and the Middle East and other regional or global military conflicts. Any significant disruption caused by these or other geopolitical pressures or conflicts could materially affect our employees, business, operating results, financial condition or customers in those regions of the world. For example, Synopsys has employees, operations, customers and strategic partners in the Middle East and in Armenia, which are each impacted by geopolitical conflicts. While we are actively monitoring these conflicts, at this time, these geopolitical conflicts have not had a material impact on our business, operating results or financial condition.
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
Pending Software Integrity Divestiture
On May 5, 2024, we entered into an Equity Purchase Agreement (the Purchase Agreement), by and between Synopsys, Inc. and Sapphire Software Buyer, Inc. (Buyer), an entity controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (together, the Sponsors). Pursuant to the Purchase Agreement, and subject to the satisfaction or waiver of customary closing conditions specified therein, we will sell our Software Integrity business to Buyer for a purchase price of up to $2.1 billion in cash, comprised of: (i) $1.5 billion, payable at closing; (ii) $125 million, payable in equal installments over five fiscal quarters beginning on the first business day after the 75th day of our first full fiscal quarter following the closing, subject to acceleration at our option prior to the closing of the Ansys Merger; and (iii) up to $475 million (the Conditional Transaction Consideration), payable upon the Sponsors achieving a specified rate of return in connection with one or more potential liquidity transactions. The Software Integrity Divestiture is currently expected to close in the second half of 2024, subject to customary closing conditions including the receipt of required regulatory approvals. The Software Integrity business met the criteria to be disclosed as discontinued operations in the second quarter of fiscal 2024. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for additional information on discontinued

operations.
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
Our results of operations for the first nine months of fiscal 2024 and 2023 included 40 weeks and 39 weeks, respectively, and ended on August 3, 2024 and July 29, 2023, respectively. The extra week in the first quarter of fiscal 2024 resulted in approximately $70.5 million of additional revenue, and approximately $61.0 million of additional expenses, including approximately $11.0 million in stock-based compensation costs. For presentation purposes, this Form 10-Q refers to the closest calendar month end.
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

Total Revenue

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$1,062.6	$1,004.2	$58.4	6%
Design IP	463.1	350.2	112.9	32%
Total	$1,525.7	$1,354.4	$171.3	13%
Nine months ended
Design Automation	$3,103.0	$2,821.5	$281.5	10%
Design IP	1,388.5	1,029.1	359.4	35%
Total	$4,491.5	$3,850.6	$640.9	17%

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

Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) as of July 31, 2024 were $7.9 billion, which includes $1.2 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 40% of the backlog as of July 31, 2024, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and nine months ended July 31, 2024, including our contract balances as of such date, see Note 6. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and nine months ended July 31, 2024 compared to the same periods in fiscal 2023 was due principally to revenue growth across a majority of products and geographies. The increase for the nine-month period also included the impact of the extra week in the first quarter of fiscal 2024 of approximately $70.5 million.
For a discussion of revenue by geographic areas, see Note 18. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Time-Based Products Revenue

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$803.1	$827.4	$(24.3)	(3)%
Percentage of total revenue	53%	61%
Nine months ended	$2,389.9	$2,235.5	$154.4	7%
Percentage of total revenue	53%	58%

The decrease in time-based products revenue for the three months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily attributable to a decrease in TSL license revenue from previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.

The increase in time-based products revenue for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods and the impact of the extra week in the first quarter of fiscal 2024.
Upfront Products Revenue

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$442.5	$292.7	$149.8	51%
Percentage of total revenue	29%	22%
Nine months ended	$1,281.3	$958.6	$322.7	34%
Percentage of total revenue	29%	25%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2024 compared to the same periods in fiscal 2023 was primarily due to an increase in the sale of IP and hardware products, driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP and hardware product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$105.8	$111.1	$(5.3)	(5)%
Professional service and other revenue	174.3	123.2	51.1	41%
Total	$280.1	$234.3	$45.8	20%
Percentage of total revenue	18%	17%
Nine months ended
Maintenance revenue	$318.0	$271.3	$46.7	17%
Professional service and other revenue	502.2	385.2	117.0	30%
Total	$820.2	$656.5	$163.7	25%
Percentage of total revenue	18%	17%
The decrease in maintenance revenue for the three months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to a decrease in the volume of arrangements that include maintenance. The increase in maintenance revenue for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional service and other revenue for the three and nine months ended July 31, 2024 compared to the same periods in fiscal 2023 was primarily due to the timing of IP customization projects.

Cost of Revenue

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$179.5	$174.5	$5.0	3%
Cost of maintenance and service revenue	96.6	75.0	21.6	29%
Amortization of acquired intangible assets	14.5	11.0	3.5	32%
Total	$290.6	$260.5	$30.1	12%
Percentage of total revenue	19%	19%
Nine months ended
Cost of products revenue	$553.8	$500.1	$53.7	11%
Cost of maintenance and service revenue	275.3	211.8	63.5	30%
Amortization of acquired intangible assets	41.2	32.7	8.5	26%
Total	$870.3	$744.6	$125.7	17%
Percentage of total revenue	19%	19%
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
The increase in cost of revenue for the three months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $16.1 million in costs to fulfill IP consulting arrangements, $7.2 million in employee-related costs as a result of headcount increases from hiring, $3.9 million in hardware-related costs including inventory provisions, and $3.5 million in amortization of acquired technology-related intangible assets.
The increase in cost of revenue for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $45.1 million in costs to fulfill IP consulting arrangements, $34.6 million in hardware-related costs including inventory provisions, $30.0 million in employee-related costs as a result of headcount increases from hiring, $8.5 million in amortization of acquired technology-related intangible assets, and $2.1 million in depreciation and maintenance expense.

Operating Expenses
Research and Development

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$508.9	$484.5	$24.4	5%
Percentage of total revenue	33%	36%
Nine months ended	$1,527.5	$1,384.1	$143.4	10%
Percentage of total revenue	34%	36%
The increase in research and development expenses for the three months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $16.3 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, and $2.5 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in research and development expenses for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $102.2 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $15.9 million in the change in the fair value of our executive deferred compensation plan assets, $9.1 million in consultant and contractor costs, and $6.6 million in facility costs.
Sales and Marketing

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$211.5	$185.8	$25.7	14%
Percentage of total revenue	14%	14%
Nine months ended	$640.1	$538.0	$102.1	19%
Percentage of total revenue	14%	14%
The increase in sales and marketing expenses for the three months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $16.6 million in employee-related costs due to headcount increases, and $2.2 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in sales and marketing expenses for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $68.3 million in employee-related costs due to headcount increases, $14.1 million in the change in the fair value of our executive deferred compensation plan assets, and $4.4 million in travel and marketing costs due to an increased number of in-person meetings and events.
General and Administrative

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	$150.4	$99.8	$50.6	51%
Percentage of total revenue	10%	7%
Nine months ended	$396.5	$274.4	$122.1	44%
Percentage of total revenue	9%	7%
The increase in general and administrative expenses for the three months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $39.2 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, $9.5 million in employee-related costs due to headcount increases from hiring, and $3.3 million in depreciation and maintenance expense.

The increase in general and administrative expenses for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to increases of $81.2 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, $27.1 million in employee-related costs due to headcount increases from hiring, and $13.7 million in depreciation and maintenance expense.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended	4.1	2.0	2.1	105%
Percentage of total revenue	—%	—%
Nine months ended	12.2	5.9	6.3	107%
Percentage of total revenue	—%	—%
The increase in amortization of acquired intangible assets for the three and nine months ended July 31, 2024 compared to the same periods in fiscal 2023 was primarily due to amortization expense related to intangible assets acquired during the three and nine months ended July 31, 2024, partially offset by certain intangible assets becoming fully amortized.
Interest and Other Income (Expense), Net

	July 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$15.7	$11.9	$3.8	32%
Interest expense	(11.8)	(0.3)	(11.5)	3,833%
Gains (losses) on assets related to deferred compensation plan	25.8	21.5	4.3	20%
Foreign currency exchange gains (losses)	0.3	—	0.3	100%
Other, net	1.8	(7.6)	9.4	(124)%
Total	$31.8	$25.5	$6.3	25%
Nine months ended
Interest income	$40.5	$26.9	$13.6	51%
Interest expense	(19.4)	(0.9)	(18.5)	2,056%
Gains (losses) on assets related to deferred compensation plan	76.3	44.1	32.2	73%
Foreign currency exchange gains (losses)	3.4	0.4	3.0	750%
Gain on sale of strategic investments	55.1	—	55.1	100%
Other, net	(9.8)	(17.9)	8.1	(45)%
Total	$146.1	$52.6	$93.5	178%
The increase in interest and other income (expense) for the three and nine months ended July 31, 2024 as compared to the same periods in fiscal 2023 was primarily due to the change in the fair value of our executive deferred compensation plan assets. The increase for the nine-month period also included the impact of gain recognized from the sale of strategic investments.
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
Design Automation Segment

	July 31,
	2024	2023	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$440.9	$410.0	$30.9	8%
Adjusted operating margin	41%	41%	—%	—%
Nine months ended
Adjusted operating income	$1,218.6	$1,102.8	$115.8	11%
Adjusted operating margin	39%	39%	—%	—%
The increase in adjusted operating income for the three and nine months ended July 31, 2024 compared to the same periods in fiscal 2023 was primarily due to an increase in revenue from arrangements booked in prior periods.
Design IP Segment

	July 31,
	2024	2023	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$169.7	$82.8	$86.9	105%
Adjusted operating margin	37%	24%	13%	54%
Nine months ended
Adjusted operating income	$540.2	$277.7	$262.5	95%
Adjusted operating margin	39%	27%	12%	44%
The increase in adjusted operating income for the three and nine months ended July 31, 2024 compared to the same periods in fiscal 2023 was primarily due to an increase in the revenue of IP products driven by timing of customer demands.
Income Taxes
Our effective tax rate decreased in the three months ended July 31, 2024, as compared to the same period in fiscal 2023, primarily due to the tax benefits recorded as a result of valuation allowance releases against California research tax credits. Our effective tax rate for the nine months ended July 31, 2024 is consistent with the same period in fiscal 2023.
See Note 20. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2024, we held $2.0 billion in cash, cash equivalents and short-term investments. We also held $2.2 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of approximately AA.
As of July 31, 2024, approximately $968.1 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
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
As of July 31, 2024, $194.3 million remained available for future stock repurchases under our stock repurchase program (the Program). We have suspended the Program in connection with the pending Ansys Merger until we are able to reduce our expected debt levels.
During the nine months ended July 31, 2024, there were no other significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
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
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the nine months ended July 31, 2024.
Cash Flows
Our condensed consolidated statements of cash flows include cash flows related to the Software Integrity business. Significant non-cash items and capital expenditures of discontinued operations related to our Software Integrity business are presented separately in Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

	Nine Months Ended July 31,
	2024	2023	$ Change
	(dollars in millions)
Cash provided by operating activities	$844.2	$1,377.2	$(533.0)
Cash used in investing activities	(220.0)	(181.6)	(38.4)
Cash used in financing activities	(211.4)	(942.6)	731.2
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

The decrease in cash provided by operating activities for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to higher federal tax payments of $417.0 million, which included $187.0 million of fiscal 2023 federal tax payments that were paid in fiscal 2024 as a result of payment deadline extensions due to IRS tax relief for the California winter storms.
Cash Used in Investing Activities
The increase in cash used in investing activities for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to higher cash paid for acquisitions of $105.6 million, partially offset by higher proceeds from the maturities and sales of investments of $42.8 million and lower purchases of property and equipment of $17.7 million.
Cash Used in Financing Activities
The decrease in cash used in financing activities for the nine months ended July 31, 2024 compared to the same period in fiscal 2023 was primarily due to lower stock repurchases of $905.7 million, as we have suspended the Program in connection with the pending Ansys Merger until we reduce our expected debt levels, partially offset by higher income taxes paid for net share settlements of $79.6 million, the payment of bridge financing and term loan costs of $72.3 million in connection with the Ansys Merger, and lower proceeds from the issuance of common stock of $21.7 million.
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of July 31, 2024.
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
On May 14, 2024, a ticking fee began to accrue under the Term Loan Agreement in an amount equal to a rate per annum equal to 0.10% times the actual daily undrawn portion of the commitments in respect of the term loan facility. This ticking fee will accrue until the earlier of (i) termination or expiration of the commitments under the term loan facility or (ii) the funding of the commitments, at which point the accrued amount of the ticking fee will become payable.
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
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving loan facility is December 14, 2027, which may be extended at Synopsys’ option. There was no outstanding balance under the Revolving Credit Agreement as of July 31, 2024.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2024, we were in compliance with the financial covenant.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of July 31, 2024, we had $15.6 million outstanding balance under the agreement.
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
As of August 3, 2024, our exposure to market risk had not changed materially since October 28, 2023. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of August 3, 2024, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our CEO and CFO have concluded that, as of August 3, 2024, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Uncertainty in the macroeconomic environment, including the effects of, among other things, sustained global inflationary pressures and interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets. This uncertain macroeconomic environment could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts.
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

Adverse economic conditions affect demand for devices that our products help create, such as the ICs incorporated in personal computers, smartphones, automobiles and servers. Longer-term reduced demand for these or other products could result in reduced demand for design solutions and significant decreases in our average selling prices and product sales over time. Future economic downturns could also adversely affect our business, operating results and financial condition. In addition, if our customers or distributors build elevated inventory levels, we could experience a decrease in short-term and/or long-term demand for our products. If any of these events or disruptions were to occur, the demand for our products and services could be adversely affected along with our business, operating results and financial condition. Additionally, due to our business model, the negative impact of these events or disruptions may not be immediately realized.
Further economic uncertainty could also adversely affect the banking and financial services industry and result in bank failures or credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. Additionally, the banking and financial services industries are subject to complex laws and are heavily regulated. There is uncertainty regarding how proposed, contemplated or future changes to the laws, policies and regulations governing the banking and financial services industry could affect our business. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations, capital expenditures or pending acquisitions, such as the Ansys Merger. In addition, difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.
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
If we fail to comply with the U.S. Export Administration Regulations or other U.S. or non-U.S. export requirements (collectively, the Export Regulations), we could be subject to substantial civil and criminal penalties, including fines to Synopsys and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, the Export Regulations may also subject us to governmental inquiries regarding transactions between us and certain foreign entities. For example, we have received administrative subpoenas from the U.S. Bureau of Industry and Security (the BIS) requesting production of information and documentation relating to transactions with certain Chinese entities. We have controls and procedures that are designed to achieve compliance with applicable Export Regulations, but we and governmental agencies have had to and may in the future review certain transactions.
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
A number of business combinations and strategic partnerships among our customers in the semiconductor and electronics industries have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on software and services. Further, we depend on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenues. Consolidation among our customers could also reduce demand for our products and services if customers streamline research and development or operations, or reduce or delay purchasing decisions. Our customers operate in highly competitive industries and could reduce spending on our products or services as a result of competitive pressures or other factors. Reduced customer spending or the loss of customers, particularly our large customers, could adversely affect our business, operating results and financial condition.
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
There is inherent risk, based on the complex relationships between certain Asian countries such as China, where we derive a growing percentage of our revenue, and the United States, that political, diplomatic or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have a materially adverse impact on our backlog, future revenue and profits and our customers’ and suppliers’ business, operating results and financial condition. For example and as described above, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and other geopolitical risks with respect to China and Taiwan may cause disruptions in the markets and industries we serve and our supply chain, decreased demand from customers for products using our solutions or other disruptions, which could, directly or indirectly, materially harm our business, operating results and financial condition. For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and the Export Regulations see “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”

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
Our software products and hosted solutions are also targeted by hackers and may be compromised by, among other things, phishing, exploits of our code or our system configurations, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware. We leverage many security best practices throughout the software development lifecycle, but our security development practices vary in maturity across the business and may not be effective against all cybersecurity threats. Furthermore, due to geopolitical incidents, including regional military conflicts, state-supported and geopolitical-related cybersecurity incidents against companies such as ours may increase. Attacks on our products could potentially disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information or cause other destructive outcomes.
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
In addition, the Software Integrity Divestiture could cause disruption in our remaining business, including potential adverse changes to relationships with customers, employees, suppliers or other parties resulting from the divestiture process. The Software Integrity Divestiture could cause customers to delay or to defer decisions with respect to our Software Integrity business or to end their relationships with us altogether, or otherwise limit our ability to compete for or perform certain contracts or services. The Software Integrity Divestiture may also be disruptive to our regular operations, diverting the attention of our workforce and management team and making the execution of business strategies more difficult, and could result in increased undesired workforce turnover, including of key leaders or other personnel.
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
We expect that the pending Ansys Merger is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs. We anticipate that the funds needed to fund the cash portion of the Ansys Merger consideration and to pay related transaction fees and expenses will be derived from a combination of available cash on hand and third-party debt financing. As of July 31, 2024, approximately 53% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to fund the Ansys Merger, pay related transaction fees and expenses and meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows and third-party debt financing, which will include a combination of available credit under our Term Loan Agreement, Revolving Credit Agreement, the Bridge Commitment and/or one or more issuances of senior unsecured notes. Our ability to obtain any such new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. We may be required to incur debt at higher than anticipated interest rates, access other funding sources or repatriate cash, any of which could negatively affect our operating results, capital structure or the market price of our common stock.
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

•meeting obligations that we will have to counterparties of Ansys that arise as a result of the change in control of Ansys; and
•integrating employees and related HR systems and benefits, maintaining employee productivity and retaining key employees.
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
•increasing our interest expense and potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash to fund our business needs;
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
The agreements that will govern our indebtedness following the Ansys Merger, including any indebtedness to be incurred pursuant to the Bridge Commitment Letter (or any indebtedness that may refinance or replace the Bridge Commitment as set forth in the Bridge Commitment Letter) and the Term Loan Agreement, will contain various affirmative and negative covenants. Such covenants may, subject to certain significant exceptions, restrict our ability and the ability of certain of our subsidiaries after the Ansys Merger to, among other things, engage in mergers, consolidations and acquisitions, grant liens and incur debt at subsidiaries. In addition, such agreements also contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions after the Ansys Merger may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition.

Legal and Regulatory Risks
Our results could be adversely affected by a change in our effective tax rate, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or future changes to our tax structure.
Our operations are subject to income and transaction taxes in the U.S. and in multiple foreign jurisdictions. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense, or limitations on our ability to utilize tax credits, could result in a material increase in our tax expense and impact our financial position and cash flows. The upcoming 2024 U.S. elections create additional uncertainty regarding the potential for new tax legislation that could have a material impact on future tax expenses.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. The Tax Act includes certain provisions that began to affect our income in the first quarter of fiscal 2019, while other sections of the Tax Act and related regulations began to affect our business in the first quarter of fiscal 2023. One of these provisions includes the requirement to capitalize and amortize research and development expenditures instead of expensing such expenditures as incurred. This results in a significant increase to our cash tax liability, but our effective tax rate decreases due to the foreign derived intangible income deduction. Future regulatory guidance pertaining to the capitalization of research and development expenditures, including potential legislation remains uncertain and may materially affect our financial position. Additionally, certain provisions of the Tax Act are set to change or expire beginning in fiscal 2026, which could have a material impact on future tax expenses.
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
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events and the effects of climate change, pandemics, such as the recent COVID-19 pandemic, or other unexpected events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, extreme temperatures, drought, flood, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic, or other catastrophic or climate change-related events could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases, such as the government-imposed restrictions that curtailed global economic activity and caused substantial volatility in global financial markets during the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults and sites of recent wildfires, which may become more frequent, along with other extreme weather events, due to climate change. A catastrophic event or other extreme weather event that results in the destruction or disruption of our data centers or our critical business or IT systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding our repurchases of our common stock during the three months ended August 3, 2024:

Period (1)	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
May 5, 2024 through June 8, 2024	—	$—	—	$194,276,393
Month #2
June 9, 2024 through July 6, 2024	—	$—	—	$194,276,393
Month #3
July 7, 2024 through August 3, 2024	—	$—	—	$194,276,393
Total	—	$—	—	$194,276,393
(1)    As of August 3, 2024, $194.3 million remained available for future repurchases under our stock repurchase program (the Program). In connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
(2) Amounts are calculated based on the settlement date.
See Note 15. Stock Repurchase Program of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information on the Program.

Item 5.	Other Information
Insider Adoption or Termination of Trading Arrangements
None of our directors or officers have informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report.

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
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of August 3, 2024 and October 28, 2023, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended August 3, 2024 and July 29, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended August 3, 2024 and July 29, 2023, (iv) Condensed Consolidated Statements of Stockholders' Equity at August 3, 2024 and July 29, 2023, (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 3, 2024 and July 29, 2023 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: August 23, 2024	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)