Form 10-Q
period 2025-01-31
SYNOPSYS INC
filed 2025-02-26
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 24, 2025, there were 154,620,076 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	January 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,653,880	$3,896,532
Short-term investments	155,489	153,869
Total cash, cash equivalents and short-term investments	3,809,369	4,050,401
Accounts receivable, net	892,647	934,470
Inventories	415,199	361,849
Prepaid and other current assets	1,206,401	1,122,946
Total current assets	6,323,616	6,469,666
Property and equipment, net	546,406	563,006
Operating lease right-of-use assets, net	545,867	565,917
Goodwill	3,433,369	3,448,850
Intangible assets, net	180,950	195,164
Deferred income taxes	1,393,044	1,247,258
Other long-term assets	617,837	583,700
Total assets	$13,041,089	$13,073,561
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$938,679	$1,163,592
Operating lease liabilities	99,310	94,791
Deferred revenue	1,320,605	1,391,737
Total current liabilities	2,358,594	2,650,120
Long-term operating lease liabilities	551,507	574,065
Long-term deferred revenue	316,178	340,831
Long-term debt	14,220	15,601
Other long-term liabilities	495,689	469,738
Total liabilities	3,736,188	4,050,355
Redeemable non-controlling interest	—	30,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 154,618 and 154,112 shares outstanding, respectively	1,547	1,541
Capital in excess of par value	1,127,181	1,211,206
Retained earnings	9,278,950	8,984,105
Treasury stock, at cost: 2,643 and 3,148 shares, respectively	(860,967)	(1,025,770)
Accumulated other comprehensive income (loss)	(241,919)	(180,380)
Total Synopsys stockholders’ equity	9,304,792	8,990,702
Non-controlling interest	109	2,504
Total stockholders’ equity	9,304,901	8,993,206
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$13,041,089	$13,073,561

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2025	2024
Revenue:
Time-based products	$828,238	$805,063
Upfront products	368,124	442,366
Total products revenue	1,196,362	1,247,429
Maintenance and service	258,953	263,560
Total revenue	1,455,315	1,510,989
Cost of revenue:
Products	168,842	175,498
Maintenance and service	92,537	90,540
Amortization of acquired intangible assets	8,596	13,155
Total cost of revenue	269,975	279,193
Gross margin	1,185,340	1,231,796
Operating expenses:
Research and development	553,216	525,534
Sales and marketing	209,199	218,843
General and administrative	167,086	131,264
Amortization of acquired intangible assets	4,000	3,529
Total operating expenses	933,501	879,170
Operating income	251,839	352,626
Interest and other income (expense), net	39,278	104,828
Income before income taxes	291,117	457,454
Provision (benefit) for income taxes	(6,294)	22,909
Net income from continuing operations	297,411	434,545
Income from discontinued operations, net of income taxes	—	11,662
Net income	297,411	446,207
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	1,728	(2,905)
Net income attributed to Synopsys	$295,683	$449,112

Net income attributed to Synopsys:
Continuing operations	$295,683	$437,450
Discontinued operations	—	11,662
Net income	$295,683	$449,112

Net income per share attributed to Synopsys - basic:
Continuing operations	$1.91	$2.87
Discontinued operations	$—	$0.08
Basic net income per share	$1.91	$2.95

Net income per share attributed to Synopsys - diluted:
Continuing operations	$1.89	$2.82
Discontinued operations	$—	$0.07
Diluted net income per share	$1.89	$2.89

Shares used in computing per share amounts:
Basic	154,408	152,311
Diluted	156,189	155,334
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended January 31,
	2025	2024
Net income	$297,411	$446,207
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(28,637)	18,290
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(42)	1,012
Cash flow hedges:
Deferred gains (losses), net of tax of $11,494 and $(3,003), respectively	(36,448)	10,610
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,403) and $(1,690), respectively	3,588	3,278
Other comprehensive income (loss), net of tax effects	(61,539)	33,190
Comprehensive income	235,872	479,397
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	1,728	(2,905)
Comprehensive income attributed to Synopsys	$234,144	$482,302
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2024	154,112	$1,541	$1,211,206	$8,984,105	$(1,025,770)	$(180,380)	$8,990,702	$2,504	$8,993,206
Net income				295,683			295,683	2,566	298,249
Other comprehensive income (loss), net of tax effects						(61,539)	(61,539)		(61,539)
Common stock issued, net of shares withheld for employee taxes	506	6	(275,413)		164,803		(110,604)		(110,604)
Stock-based compensation			185,754				185,754	709	186,463
Adjustments to redeemable non-controlling interest				(838)			(838)		(838)
Deconsolidation of non-controlling interest upon the sale of subsidiary			5,634				5,634	(5,670)	(36)
Balance at January 31, 2025	154,618	$1,547	$1,127,181	$9,278,950	$(860,967)	$(241,919)	$9,304,792	$109	$9,304,901

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2023	152,053	$1,521	$1,276,152	$6,741,699	$(1,675,650)	$(196,414)	$6,147,308	$5,950	$6,153,258
Net income				449,112			449,112	(644)	448,468
Other comprehensive income (loss), net of tax effects						33,190	33,190		33,190
Purchases of treasury stock	(74)	(1)	1		(45,000)		(45,000)		(45,000)
Equity forward contract, net			45,000				45,000		45,000
Common stock issued, net of shares withheld for employee taxes	557	5	(318,516)		181,310		(137,201)		(137,201)
Stock-based compensation			179,338				179,338	1,314	180,652
Adjustments to redeemable non-controlling interest				(2,261)			(2,261)		(2,261)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,498				1,498	(2,030)	(532)
Balance at January 31, 2024	152,536	$1,525	$1,183,473	$7,188,550	$(1,539,340)	$(163,224)	$6,670,984	$4,590	$6,675,574
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income	$297,411	$446,207
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	47,934	62,888
Reduction of operating lease right-of-use assets	25,473	24,376
Amortization of capitalized costs to obtain revenue contracts	12,466	18,726
Stock-based compensation	186,463	180,652
Allowance for credit losses	9,919	6,059
Gain on sale of strategic investments	—	(55,077)
Amortization of bridge financing costs	10,468	1,000
Deferred income taxes	(139,075)	(101,332)
Other	186	(786)
Net changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	30,948	(119,571)
Inventories	(55,852)	(60,883)
Prepaid and other current assets	(103,567)	(96,916)
Other long-term assets	(43,494)	(72,096)
Accounts payable and accrued liabilities	(313,651)	(266,704)
Operating lease liabilities	(23,102)	(23,569)
Income taxes	86,992	(117,798)
Deferred revenue	(96,974)	87,034
Net cash used in operating activities	(67,455)	(87,790)
Cash flows from investing activities:
Proceeds from maturities of short-term investments	19,684	24,559
Proceeds from sales of short-term investments	16,411	—
Purchases of short-term investments	(37,269)	(25,612)
Proceeds from sales of strategic investments	—	55,696
Purchases of strategic investments	(3,288)	(822)
Purchases of property and equipment, net	(40,715)	(40,391)
Acquisitions, net of cash acquired	—	(67,827)
Proceeds from business divestiture, net of cash divested	23,808	—
Other	(611)	—
Net cash used in investing activities	(21,980)	(54,397)
Cash flows from financing activities:
Repayment of debt	(1,289)	(1,303)
Payment of bridge financing and term loan costs	—	(48,000)
Issuances of common stock	14,417	9,483
Payments for taxes related to net share settlement of equity awards	(124,966)	(147,330)
Redemption of redeemable non-controlling interest	(30,000)	—
Net cash used in financing activities	(141,838)	(187,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,676)	9,320
Net change in cash, cash equivalents and restricted cash	(240,949)	(320,017)
Cash, cash equivalents and restricted cash, beginning of year, including cash from discontinued operations	3,898,729	1,441,187
Cash, cash equivalents and restricted cash, end of period, including cash from discontinued operations	3,657,780	1,121,170
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	4,962
Cash, cash equivalents and restricted cash from continuing operations	$3,657,780	$1,116,208
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
Note 2. Summary of Significant Accounting Policies and Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The condensed consolidated financial statements are unaudited but, in management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our quarterly results. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 as filed with the SEC on December 19, 2024 (our Annual Report).
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
Fiscal Year and Fiscal Quarter End. Historically, our fiscal year had been 52- or 53-week periods ending on the Saturday nearest to October 31. Fiscal 2024 was a 53-week year ending on November 2, 2024, which impacted our revenue, expenses and operating results.
We have changed our fiscal year end from the Saturday nearest to October 31 and consisting of 52 or 53 fiscal weeks to a fiscal year end of October 31 each year. The fiscal year change became effective with our fiscal 2025, which began on November 3, 2024. Our fiscal quarters will end on January 31, April 30, July 31 and October 31 of each year.

The first quarter of fiscal 2025 and 2024 ended on January 31, 2025 and February 3, 2024, respectively. Our results of operations for the first quarter of fiscal 2024 included 14 weeks. For presentation purposes, the condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Significant Accounting Policies. There have been no material changes to our significant accounting policies included in our Annual Report.
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. We adopted the standard as of the beginning of fiscal 2025 on a prospective basis and the adoption did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our annual reports beginning in fiscal 2025, and interim period reports beginning in fiscal 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. The ASU will be effective for our annual reports beginning in fiscal 2028, and interim period reports beginning in fiscal 2029 either on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
Note 3. Discontinued Operations
On September 30, 2024, we completed the sale of our former Software Integrity business to entities controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (together, the Sponsors). The aggregate consideration for the sale was $1.65 billion, comprised of: (i) cash of $1.48 billion received upon closing; (ii) $121.5 million reflecting the present value of $125 million in deferred consideration receivable in equal installments over five fiscal quarters beginning on January 17, 2025, subject to acceleration at our option prior to the closing of our pending acquisition of ANSYS Inc. (Ansys); (iii) $22.2 million reflecting the fair value of contingent consideration of up to $475 million receivable upon the Sponsors achieving a specified rate of return in the event of one or more potential liquidity transactions; and (iv) additional consideration receivable of $27.1 million as a result of net working capital adjustments. As a result of the Software Integrity Divestiture, we derecognized net assets of $720.5 million and incurred transaction costs of $61.7 million, resulting in a pre-tax gain of $868.8 million in fiscal 2024, subject to certain post-closing adjustments that are expected to be finalized in the second quarter of fiscal 2025.
We received the first deferred consideration installment in the amount of $25 million in the first quarter of fiscal 2025 and remeasured the fair value of contingent consideration at the quarter end, with no material change noted.
The financial results of the Software Integrity business were presented as income from discontinued operations, net of income taxes in our condensed consolidated statements of income. The following table presents the major components of financial results of our Software Integrity business for the period presented:

Three Months Ended January 31,
2024
(in thousands)
Revenue	$138,241
Cost of revenue	49,982
Operating expenses	81,265
Interest and other income, net	656
Income from discontinued operations before income taxes	7,650
Income tax benefits	4,012
Income from discontinued operations, net of income taxes	$11,662
The following table presents significant non-cash items and capital expenditures of discontinued operations for the period presented:

Three Months Ended January 31,
2024
(in thousands)
Amortization and depreciation	$11,140
Reduction of operating lease right-of-use assets	$1,304
Amortization of capitalized costs to obtain revenue contracts	$7,486
Stock-based compensation	$15,147
Deferred income taxes	$13,562
Purchases of property and equipment	$348
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
The Ansys Merger was approved by the holders of a majority of the outstanding shares of Ansys common stock on May 22, 2024 and is anticipated to close in the first half of calendar year 2025. The Ansys Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things, the clearance of the Ansys Merger under certain antitrust and foreign investment regimes, and the continued effectiveness of the registration statement on Form S-4 (File No. 333-277912) filed by us on March 14, 2024 and declared effective by the SEC on April 17, 2024. Following the determination that it was a necessary step towards obtaining governmental approval of and successfully closing the Ansys Merger, on September 3, 2024, we signed a definitive agreement for the sale of our Optical Solutions Group (OSG) to Keysight Technologies, Inc. (such sale, the Optical Solutions Divestiture). The Optical Solutions Divestiture is subject to customary closing conditions, including review by regulatory authorities, and the successful closing of the Ansys Merger. As such, the Optical Solutions Divestiture is not considered probable and thus the assets and liabilities of OSG have not been classified as assets held for sale in the condensed consolidated balance sheets.

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
Transaction costs for acquisitions were $56.8 million and $31.9 million during the three months ended January 31, 2025 and 2024, respectively. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions and were expensed as incurred in our condensed consolidated statements of income.
Note 5. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended January 31,
	2025	2024
EDA	67.3%	64.2%
Design IP	29.9%	34.8%
Other	2.8%	1.0%
Total	100.0%	100.0%
Contract Balances
The contract assets indicated below are presented as prepaid and other current assets in the condensed consolidated balance sheets. The contract assets are transferred to receivables when the rights to invoice and receive payment become unconditional. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
Contract balances are as follows:

	As of
	January 31, 2025	October 31, 2024
	(in thousands)
Contract assets, net	$830,450	$757,075
Unbilled receivables	$102,575	$44,166
Deferred revenue	$1,636,783	$1,732,568
During the three months ended January 31, 2025, we recognized revenue of $739.4 million that was included in the deferred revenue balance as of October 31, 2024, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $7.7 billion as of January 31, 2025, which includes $1.1 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 42% of the backlog as of January 31, 2025, excluding non-

cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three months ended January 31, 2025 and 2024, we recognized $25.0 million and $25.4 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of January 31, 2025 were $65.3 million and are included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $12.5 million and $11.2 million during the three months ended January 31, 2025 and 2024, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the three months ended January 31, 2025 are as follows:

(in thousands)
Balance at October 31, 2024	$3,448,850
Effect of foreign currency translation	(15,481)
Balance at January 31, 2025	$3,433,369
Intangible Assets
Intangible assets as of January 31, 2025 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$809,306	$691,524	$117,782
Customer relationships	313,129	250,771	62,358
Contract rights intangible	176,233	175,428	805
Trademarks and trade names	12,925	12,920	5
Total	$1,311,593	$1,130,643	$180,950
Intangible assets as of October 31, 2024 consist of the following:

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
	(in thousands)
Core/developed technology	$904,347	$777,518	$126,829
Customer relationships	314,140	247,025	67,115
Contract rights intangible	176,382	175,170	1,212
Trademarks and trade names	12,925	12,917	8
Total	$1,407,794	$1,212,630	$195,164

Amortization expense related to intangible assets consists of the following:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Core/developed technology	$8,189	$11,963
Customer relationships	3,996	3,525
Contract rights intangible	407	1,192
Trademarks and trade names	4	4
Total	$12,596	$16,684
The following table presents the estimated future amortization of acquired intangible assets as of January 31, 2025:

Fiscal year	(in thousands)
Remainder of fiscal 2025	$33,673
2026	35,945
2027	30,998
2028	25,405
2029	22,577
2030 and thereafter	32,352
Total	$180,950
Note 7. Balance Sheet Components

	As of
	January 31, 2025	October 31, 2024
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$414,002	$386,757
Capitalized commission, net	65,287	72,801
Other	138,548	124,142
Total	$617,837	$583,700

Accounts payable and accrued liabilities:
Payroll and related benefits	$354,061	$624,823
Accrued income taxes	243,999	147,115
Other accrued liabilities	239,099	184,321
Accounts payable	101,520	207,333
Total	$938,679	$1,163,592

Other long-term liabilities:
Deferred compensation plan liabilities	$414,002	$386,757
Other	81,687	82,981
Total	$495,689	$469,738
Assets Held for Sale
During the three months ended January 31, 2025, we commenced a plan to sell one office building with approximately 118,000 square feet. As of January 31, 2025, the office building had a carrying value of approximately $15.3 million, which was included within prepaid and other current assets in the condensed consolidated balance sheets.

Note 8. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of January 31, 2025, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$672,567	$—	$—	$—	$672,567
U.S. Treasury, agency & T-bills	10,485	2	—	—	10,487
Total:	$683,052	$2	$—	$—	$683,054
Short-term investments:
U.S. Treasury, agency & T-bills	$18,354	$21	$(4)	$—	$18,371
Corporate debt securities	109,596	314	(96)	—	109,814
Asset-backed securities	27,210	112	(3)	(15)	27,304
Total:	$155,160	$447	$(103)	$(15)	$155,489
(1)See Note 9. Fair Value Measurements for further discussion on fair values.
The contractual maturities of our available-for-sale debt securities as of January 31, 2025 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
1 year or less	$65,977	$66,158
1-5 years	84,803	84,943
5-10 years	2,823	2,833
>10 years	1,557	1,555
Total	$155,160	$155,489
As of October 31, 2024, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$869,972	$—	$—	$—	$869,972
U.S. Treasury, agency & T-bills	7,984	1	—	—	7,985
Total:	$877,956	$1	$—	$—	$877,957
Short-term investments:
U.S. Treasury, agency & T-bills	$19,411	$44	$(6)	$—	$19,449
Corporate debt securities	105,024	349	(115)	(2)	105,256
Asset-backed securities	29,061	130	(7)	(20)	29,164
Total:	$153,496	$523	$(128)	$(22)	$153,869
(1)See Note 9. Fair Value Measurements for further discussion on fair values.
Restricted cash. We include amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. Restricted cash is primarily associated with office leases and employee loan programs.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	January 31, 2025	October 31, 2024
	(in thousands)
Cash and cash equivalents	$3,653,880	$3,896,532
Restricted cash included in prepaid and other current assets	3,178	1,529
Restricted cash included in other long-term assets	722	668
Cash, cash equivalents and restricted cash	$3,657,780	$3,898,729
Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. During the first quarter of fiscal 2024, we completed the sale of strategic investments in privately-held companies. The gain recognized from the sales was $55.1 million and included in interest and other income (expense), net, in our condensed consolidated statements of income. There were no impairments of non-marketable equity securities during the three months ended January 31, 2025 and 2024.
Derivatives
We recognize derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value and provide qualitative and quantitative disclosures about such derivatives. We operate internationally and are exposed to potentially adverse movements in foreign currency exchange and interest rates. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies.
The majority of the forward contracts are short-term with maturity of up to 30 months at inception. We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with high credit quality financial institutions that are rated "A" or above and to date have not experienced nonperformance by counterparties. In addition, we mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty and anticipate continued performance by all counterparties to such agreements.
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts is included in net cash used in operating activities in the condensed consolidated statements of cash flows.
Additionally, in order to manage interest rate exposure related to anticipated debt transactions, in the first quarter of fiscal 2025, we entered into treasury rate lock agreements to hedge against unfavorable interest rate changes. The accounting for gains and losses resulting from changes in fair value depends on whether these are designated and qualify for hedge accounting. The assets or liabilities associated with these derivatives are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The cash flow impact upon settlement of the derivative contracts will be included in net cash used in operating activities in the condensed consolidated statements of cash flows.
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of up to 30 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to our foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in other comprehensive income (loss) to be reclassified to the statements of income after the next 12 months.

During the three months ended January 31, 2025, we entered into 6-month interest rate hedge contracts to manage the variability in cash flows due to changes in benchmark interest rates related to anticipated debt transactions with 10-year and 30-year terms. The contracts had an aggregate notional amount of $2.0 billion and were designated as cash flow hedges with changes in fair value, net of tax, of $(20.1) million, reported in other comprehensive income (loss) and accounts payable and current liabilities in the condensed consolidated balance sheets as of January 31, 2025. To receive hedge accounting treatment, the hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. These derivatives are designated as cash flow hedges with unrealized gains and losses deferred in other comprehensive income. Upon the issuance of the underlying debt, the contracts will be settled and the accumulated balance in other comprehensive income (loss) will be subsequently amortized to interest expense over the life of the related debt. We expect a majority of the hedge balance in other comprehensive income (loss) to be reclassified to the statements of income after the next 12 months.

We did not record any gains or losses related to discontinuation of cash flow hedges during the three months ended January 31, 2025 and 2024.
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
The effects of the non-designated foreign currency derivative instruments in the condensed consolidated statements of income are summarized as follows:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Gains (losses) recorded in interest and other income (expense), net	$(4,421)	$3,290
The notional amounts in the table below for foreign currency derivative instruments provide one measure of the transaction volume outstanding:

	As of
	January 31, 2025	October 31, 2024
	(in thousands)
Total gross notional amounts	$1,589,684	$1,686,341
Net fair value	$(12,648)	$1,819
Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following table represents the condensed consolidated balance sheets location and amount of foreign currency derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at January 31, 2025
Other current assets	$6,879	$32
Accrued liabilities	$19,468	$91
Balance at October 31, 2024
Other current assets	$8,839	$12
Accrued liabilities	$6,918	$114
The following table represents the location of the amount of gains and losses on forward contracts fair values for designated foreign currency hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2025
Foreign exchange contracts	Revenue	$513	Revenue	$(1,002)
Foreign exchange contracts	Operating expenses	(16,891)	Operating expenses	(2,586)
Total		$(16,378)		$(3,588)
Three months ended January 31, 2024
Foreign exchange contracts	Revenue	$(58)	Revenue	$(3,263)
Foreign exchange contracts	Operating expenses	10,668	Operating expenses	(15)
Total		$10,610		$(3,278)

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
On a recurring basis, we measure the fair value of certain assets and liabilities, which include cash equivalents, short-term investments, non-qualified deferred compensation plan assets, contingent consideration receivable, foreign currency and interest rate derivative contracts.

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
Our foreign currency and interest rate derivative contracts are classified within Level 2 because these contracts are not actively traded, and the valuation inputs are based on quoted prices and market observable data of similar instruments.
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
Our contingent consideration receivable, which was recorded in connection with the Software Integrity Divestiture, was classified within Level 3 because it was estimated using significant inputs that were not observable in the market. See Note 3. Discontinued Operation of the Notes to Condensed Consolidated Financial Statements for additional information.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2025:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$672,567	672,567	$—	$—
U.S. Treasury, agency & T-bills	10,487	—	10,487	—
Short-term investments:
U.S. Treasury, agency & T-bills	18,371	—	18,371	—
Corporate debt securities	109,814	—	109,814	—
Asset-backed securities	27,304	—	27,304	—
Prepaid and other current assets:
Foreign currency derivative contracts	6,911	—	6,911	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	414,002	414,002	—	—
Total assets	$1,281,658	$1,086,569	$172,887	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$19,559	$—	$19,559	$—
Interest rate derivative contracts	26,180	—	26,180	—
Other long-term liabilities:
Deferred compensation plan liabilities	414,002	414,002	—	—
Total liabilities	$459,741	$414,002	$45,739	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2024:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$869,972	$869,972	$—	$—
U.S. Treasury, agency & T-bills	7,985	—	7,985	—
Short-term investments:
U.S. Treasury, agency & T-bills	19,449	—	19,449	—
Corporate debt securities	105,256	—	105,256	—
Asset-backed securities	29,164	—	29,164	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,851	—	8,851	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	386,757	386,757	—	—
Total assets	$1,449,636	$1,256,729	$170,705	$22,202
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$7,032	$—	$7,032	$—
Other long-term liabilities:
Deferred compensation plan liabilities	386,757	386,757	—	—
Total liabilities	$393,789	$386,757	$7,032	$—
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

The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of January 31, 2025.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of January 31, 2025, we were in compliance with the financial covenant.
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
There was no outstanding balance under the Revolving Credit Agreement as of January 31, 2025 and October 31, 2024.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year

Loan Prime Rate plus 0.74%. As of January 31, 2025, we had $14.2 million outstanding balance under the agreement.
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
The components of our lease expense during the period presented are as follows:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Operating lease expense (1)	$25,052	$22,234
Variable lease expense (2)	6,760	5,627
Total lease expense	$31,812	$27,861
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$24,925	$24,172
ROU assets obtained in exchange for operating lease liabilities(2)	$8,848	$5,004
(1) Cash paid for amounts included in the measurement of operating lease liabilities included cash from discontinued operations of $1.5 million during the three months ended January 31, 2024.
(2) ROU assets obtained in exchange for operating lease liabilities included ROU assets from discontinued operations of $0.1 million during the three months ended January 31, 2024.
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	January 31, 2025	October 31, 2024
Weighted-average remaining lease term (in years)	7.39	7.59
Weighted-average discount rate	2.87%	2.86%

The following table represents the maturities of our future lease payments due under operating leases as of January 31, 2025:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2025	$86,521
2026	113,525
2027	110,515
2028	94,352
2029	87,014
2030 and thereafter	232,254
Total future minimum lease payments	724,181
Less: Imputed interest	73,364
Total lease liabilities	$650,817
In addition, certain facilities owned by us were leased to third parties under non-cancellable operating lease agreements. These leases have annual escalating payments and have expiration dates through March 31, 2031 in accordance with the terms and conditions of the existing agreement. The lease receipts from owned facilities, including sublease income from other facilities leased by us, due to us as of January 31, 2025 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2025	$18,415
2026	25,333
2027	26,452
2028	27,246
2029	28,063
2030 and thereafter	28,429
Total	$153,938

Note 12. Redeemable Non-controlling Interest
During the second quarter of fiscal 2022, we acquired a 75% equity interest in OpenLight Photonics, Inc. (OpenLight) for cash consideration of $90.0 million. The remaining 25% equity interest in OpenLight was held by Juniper Networks, Inc. (the Minority Investor) from their contribution of IP and certain tangible assets.
The agreement with the Minority Investor contained redemption features whereby the interest held by the Minority Investor was redeemable either (1) at the option of the Minority Investor on or after the third anniversary of the acquisition or sooner in certain circumstances or (2) at our option beginning on the third anniversary of the acquisition. This option was exercisable at the greater of fair value at the time of redemption or $30.0 million. The fair value of the option was initially valued at $10.1 million, resulting in a total consideration of $100.1 million.
As of the end of fiscal 2024, upon issuance of new OpenLight stock, our ownership interest in OpenLight was reduced to 71% and Juniper's was reduced to 24%. On December 23, 2024, we exercised the call option to purchase the remaining ownership interest held by Juniper at a redemption price of $30.0 million, bringing our ownership interest in OpenLight to 95%.
Subsequently on December 30, 2024, we divested our entire ownership interest in OpenLight. We had previously recorded an impairment charge of $53.5 million related to acquired intangible assets in OpenLight in fiscal 2024. See Note 7. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements in our Annual Report for more information. The goodwill related to the OpenLight acquisition was assigned to our Design Automation reporting unit. The resulting loss on the OpenLight divestiture, included in interest and other income (expense), net in the condensed consolidated statements of income, was not material to our results of operation.

During the first quarter of fiscal 2025, prior to the exercise of the call option, OpenLight incurred a net loss of $3.5 million, of which $0.8 million was attributable to redeemable non-controlling interest. We have excluded the financial results of OpenLight from our condensed consolidated financial statements from the date of sale.
Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	January 31, 2025	October 31, 2024
	(in thousands)
Cumulative currency translation adjustments	$(190,591)	$(161,954)
Unrealized gains (losses) on derivative instruments, net of taxes	(51,660)	(18,800)
Unrealized gains (losses) on available-for-sale securities, net of taxes	332	374
Total	$(241,919)	$(180,380)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$(1,002)	$(3,263)
Operating expenses	(2,586)	(15)
Total	$(3,588)	$(3,278)
Amounts reclassified during the three months ended January 31, 2025 and 2024 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 14. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of January 31, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended January 31,
	2025	2024(1)
	(in thousands)
Total shares repurchased	—	74
Total cost of the repurchased shares	$—	$45,000
Reissuance of treasury stock	506	557
(1) Included the 73,903 shares and $45.0 million equity forward contract from the August 2023 Accelerated Share Repurchase (ASR) settled in November 2023.

Note 15. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Cost of products	$20,477	$16,261
Cost of maintenance and service	8,991	9,176
Research and development expense	102,696	91,137
Sales and marketing expense	34,950	30,573
General and administrative expense	19,349	18,358
Stock-based compensation expense from continuing operations before taxes	186,463	165,505
Stock-based compensation expense from discontinued operations before taxes	—	15,147
Total stock-based compensation expense before taxes	186,463	180,652
Income tax benefit	(30,655)	(29,410)
Stock-based compensation expense after taxes	$155,808	$151,242
During the three months ended January 31, 2025 and 2024, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods are as follows:

	Three Months Ended January 31,
	2025	2024
Expected life (in years)	2.79 years	2.89 years
Risk-free interest rate	4.39%	4.41%
Volatility	34.72%	34.03%
Grant date fair value	$464.17	$600.29
As of January 31, 2025, we had $1.6 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.4 years. As of January 31, 2025, we had $88.7 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Intrinsic value of awards exercised	$20,359	$27,855

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

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$295,683	$437,450
Net income from discontinued operations attributed to Synopsys	—	11,662
Net income attributed to Synopsys	$295,683	$449,112
Denominator:
Weighted average common shares for basic net income per share	154,408	152,311
Dilutive effect of common share equivalents from equity-based compensation	1,781	3,023
Weighted average common shares for diluted net income per share	156,189	155,334
Net income per share attributed to Synopsys - basic:
Continuing operations	$1.91	$2.87
Discontinued operations	$—	$0.08
Basic net income per share	$1.91	$2.95
Net income per share attributed to Synopsys - diluted:
Continuing operations	$1.89	$2.82
Discontinued operations	$—	$0.07
Diluted net income per share	$1.89	$2.89
Anti-dilutive employee stock-based awards excluded	352	702
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
The Software Integrity business constituted its own reportable segment under Topic 280. In accordance with applicable accounting guidance, the results of the Software Integrity business were presented as discontinued operations in the condensed consolidated statements of income and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements.

Information by reportable segment is as follows:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Total Segments:
Revenue	$1,455,315	$1,510,989
Adjusted operating income	531,217	605,192
Adjusted operating margin	37%	40%
Design Automation:
Revenue	$1,020,216	$985,339
Adjusted operating income	404,670	359,465
Adjusted operating margin	40%	36%
Design IP:
Revenue	$435,099	$525,650
Adjusted operating income	126,547	245,727
Adjusted operating margin	29%	47%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of acquired intangible assets, stock-based compensation, changes in the fair value of deferred compensation plan, and acquisition/divestiture related items, are presented in the table below to provide a reconciliation of the total adjusted operating income from segments to our consolidated operating income from continuing operations:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Total segment adjusted operating income	$531,217	$605,192
Reconciling items:
Amortization of acquired intangible assets	(12,596)	(16,684)
Stock-based compensation expense	(186,463)	(165,505)
Deferred compensation plan	(19,638)	(39,445)
Acquisition/divestiture related items	(60,681)	(30,932)
Total operating income	$251,839	$352,626
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Revenue:
United States	$610,710	$723,821
Europe	153,671	137,269
China	173,948	241,064
Korea	250,385	182,044
Other	266,601	226,791
Consolidated	$1,455,315	$1,510,989

Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Interest and Other Income (Expense), Net
The following table presents the components of interest and other income (expense), net:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Interest income	$35,721	$13,150
Interest expense	(10,683)	(1,324)
Gains (losses) on assets related to deferred compensation plan	19,638	39,445
Foreign currency exchange gains (losses)	63	3,365
Gain on sale of strategic investments	—	55,077
Other, net	(5,461)	(4,885)
Total	$39,278	$104,828
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2025	2024
	(in thousands)
Income before income taxes	$291,117	$457,454
Provision (benefit) for income taxes	$(6,294)	$22,909
Effective tax rate	(2.2)%	5.0%

Our effective tax rate for the three months ended January 31, 2025, is lower than the statutory federal corporate tax rate of 21% primarily due to the capital loss on the sale of our ownership in OpenLight in the first quarter of 2025, U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation and U.S. foreign tax credits, partially offset by state taxes and the effect of non-deductible stock-based compensation.
Our effective tax rate decreased in the three months ended January 31, 2025, as compared to the same period in fiscal 2024, primarily due to the capital loss on the sale of our ownership in OpenLight in the first quarter of 2025.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $13.0 million.

Non-U.S. Examinations
We are under examination by the tax authorities in certain jurisdictions. No material assessments have been proposed in these examinations.
Legislative Developments
Effective in fiscal 2024, we are subject to the new 15% corporate alternative minimum tax (CAMT) enacted as part of the Inflation Reduction Act of 2022 (IR Act). We do not expect any impact of CAMT in fiscal 2025, due to our regular tax liability exceeding CAMT. The details of the computation will be subject to final regulations to be issued by the U.S. Department of the Treasury. We will monitor regulatory developments and will continue to evaluate the impact, if any, of the CAMT.
The IR Act generally imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In general, the total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. As of fiscal 2025, this has not had any impact on our condensed consolidated financial statements.
On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5 million for our fiscal 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism effective beginning in our fiscal 2025 for the incremental tax that was paid as a result of SB-167.
The Organization for Economic Co-operation and Development (OECD) has a two-pillar solution to address tax challenges arising from digitalization of the economy. Included in this two-pillar solution is the Pillar Two Model Rules (Pillar Two) which define global minimum tax rules and include a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar Two, including certain new laws effective beginning in fiscal 2025. As of January 31, 2025, we do not expect the impact of Pillar 2 to be material.
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
Legal Settlement
In March 2017, Siemens PLM Software (now Siemens Industry Software Inc. or SISW) acquired Mentor. On June 29, 2018, we, SISW and Mentor settled all outstanding patent litigation between us and Mentor for a $65.0 million payment made from us to Mentor. As a result of the settlement, the litigation with Mentor was dismissed and the injunction entered in connection with that litigation was vacated. The settlement included mutual seven-year patent cross-licenses between us and SISW, and between us and Mentor. We and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of our mutual customers (the interoperability amendment). The interoperability amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to SISW under certain conditions. Mentor no longer exists as an independent entity and is succeeded by SISW.

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
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities, strategies and technological trends, such as artificial intelligence (AI); planned acquisitions and their expected impact, such as our pending acquisition of ANSYS, Inc. (Ansys), including, among other things, expectations regarding the financing of pending acquisitions; planned dispositions and their expected impact; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, including, among others, the unknown impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes, such as export control restrictions and tariffs, and regional or global military conflicts, and fluctuations in foreign exchange rates, and associated global economic conditions; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); software trends; planned stock repurchases; our expected tax rate; and the impact and result of pending legal, administrative and tax proceedings. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
The following summary and overview of our financial condition and results of operations are qualified in their entirety by the more complete discussions and should be read together with our condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report, the risk factors set forth in Part II, Item 1A of this Quarterly Report, and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as filed with the SEC on December 19, 2024 (our Annual Report).
Overview
Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our former Software Integrity business. See “Software Integrity Divestiture” below and Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for additional information about the Software Integrity Divestiture.
Financial Performance Summary
For the first quarter of fiscal 2025, our results reflect continued strong execution, with our revenue and operating income reflecting a challenging comparison against the strength of our results and the impact of the extra week in the first quarter of fiscal 2024, as well as the timing of customer spending for hardware and IP and lower revenue in China in the first quarter of fiscal 2025. The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended January 31,
	2025	2024
	(in millions, except per share amounts)
Revenue	$1,455.3	$1,511.0
Cost of revenue	$270.0	$279.2
Operating expenses	$933.5	$879.2

Operating income	$251.8	$352.6
Net income from continuing operations attributed to Synopsys	$295.7	$437.5
Net income from discontinued operations attributed to Synopsys	$—	$11.7
Diluted net income per share attributed to Synopsys:
Continuing operations	$1.89	$2.82
Discontinued operations	$—	$0.07
Financial performance summary for the three months ended January 31, 2025 compared to the same period of fiscal 2024:
•Revenues were $1.5 billion, a decrease of $55.7 million or 4%, primarily due to the impact of the extra week in the first quarter of fiscal 2024 of approximately $63.2 million, as well as a decrease in the revenue of IP and hardware products of approximately $74.0 million driven by the timing of customer spending and strong IP revenue in the first quarter of fiscal 2024.
•Total cost of revenue and operating expenses was $1.2 billion, an increase of $45.1 million or 4%, primarily due to an increase of $34.4 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, and $27.1 million in employee-related costs resulting from headcount increases through organic growth and acquisitions.
•Operating income was $251.8 million, a decrease of $100.8 million or 29%.
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
Our growth strategy is based on maintaining and building on our leadership in our Design Automation products, expanding and proliferating our Design IP offerings and continuing to expand our product portfolio and our total addressable market. Our revenue growth from period to period is expected to vary based on the mix of our time-based and upfront products. Our upfront products have grown at a faster rate than our time-based products in recent periods, which has resulted in, and may in the future result in, increased fluctuation in our business, operating results and overall financial position on a quarterly basis. See Part II, Item 1A, Risk Factors, "Our operating results may fluctuate in the future, which may adversely affect our stock price" of this Quarterly Report for further discussion on potential fluctuations in our operating results. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
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
For more on risks related to the Ansys Merger, see Part II, Item 1A, Risk Factors, “Risks Related to the Ansys Merger" of this Quarterly Report.
Impact of the Current Macroeconomic and Geopolitical Environment
Uncertainty in the macroeconomic environment, including the effects of, among other things, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates, and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets. While we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have recovered more slowly from recent macroeconomic uncertainty. The current uncertain macroeconomic environment has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us. We expect growth across our geographies in fiscal 2025; however, we are expecting a challenging near-term growth environment in China due to macroeconomic factors as well as global trade restrictions. See the discussion below and in Part II, Item 1A, Risk Factors, "We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets" of this Quarterly Report for further discussion of the impact of export control regulations on Synopsys.
We are also actively monitoring geopolitical pressures around the world, including, among others, changes in China-Taiwan relations, the conflicts in Ukraine and the Middle East and other regional or global military conflicts. Any significant disruption caused by these or other geopolitical pressures or conflicts could materially affect our employees, business, operating results, financial condition or customers in those regions of the world. For example, Synopsys has employees, operations, customers and strategic partners in the Middle East. While we are actively monitoring the conflicts in the Middle East, at this time they have not had a material impact on our business, operating results or financial condition to date.
While our time-based model provides stability to our business, operating results and overall financial position, the broader implications of these macroeconomic or geopolitical events, particularly in the long term, remain uncertain. Further, the negative impact of these events or disruptions may be deferred due to our business model. See Part II, Item 1A, Risk Factors, “Uncertainty in the macroeconomic environment, and its potential impact on the semiconductor and electronics industries, may negatively affect our business, operating results and financial condition” and "Our operating results may fluctuate in the future, which may adversely affect our stock price" of this Quarterly Report for further discussion of the impact of global economic and geopolitical uncertainty on our business, operations and financial condition and potential fluctuations in our operating results, respectively.
Developments in Export Control Regulations
The Bureau of Industry and Security of the U.S. Department of Commerce has published changes to U.S. export control regulations (the U.S. Export Regulations), including, among other things, the inclusion of certain Chinese technology companies on the Entity List, restrictions on the export of electronic computer-aided design (ECAD) software specially designed for the development of ICs with Gate-All-Around Field-Effect Transistor structures, as well as controls on ECAD software for advanced semiconductor packaging involving multiple chips or chiplets, and certain other restrictions to China’s access to certain semiconductor and advanced computing technology. We currently believe that the U.S. Export Regulations and non-U.S. export requirements (collectively, the Export Regulations) do not materially impact our business. We anticipate additional changes to the Export Regulations in the future, but we cannot forecast the scope or timing of such changes, nor the impact on our business. We will continue to monitor such developments, including potential additional trade restrictions, and other regulatory or policy changes by the U.S. and foreign governments.
For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and other export regulations, see Part I, Item 1A, Risk Factors, “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
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
Fiscal Year and Fiscal Quarter End
Historically, our fiscal years had been 52- or 53-week periods ending on the Saturday nearest to October 31. Fiscal 2024 was a 53-week year ending on November 2, 2024, which impacted our revenue, expenses and operating results.
We have changed our fiscal year end from the Saturday nearest to October 31 and consisting of 52 or 53 fiscal weeks to a fiscal year end of October 31 each year. The fiscal year change became effective with our fiscal 2025, which began on November 3, 2024. Our fiscal quarters will end on January 31, April 30, July 31 and October 31 of each year.
The first quarter of fiscal 2025 and 2024 ended on January 31, 2025 and February 3, 2024, respectively. Our results of operations for the first quarter of fiscal 2024 included 14 weeks. The extra week in the first quarter of fiscal 2024 resulted in approximately $63.2 million of additional revenue, and approximately $52.5 million of additional expenses, including approximately $10.6 million in stock-based compensation costs from continuing operations.
For presentation purposes, this Quarterly Report refers to the closest calendar month end for the first quarter of fiscal 2024.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In preparing these financial statements, we make estimates and assumptions that can affect the reported amounts of assets, liabilities, revenues and expenses, and net income. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.
The accounting policies that most frequently require us to make estimates and assumptions and therefore are critical to understanding our results of operations, are:
•Revenue recognition; and
•Business combinations.
There have been no material changes in our critical accounting estimates during the three months ended January 31, 2025 since our Annual Report for fiscal 2024. Refer to Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of our Annual Report for a complete description of our critical accounting estimates.
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

Total Revenue

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$1,020.2	$985.3	$34.9	4%
Design IP	435.1	525.7	(90.6)	(17)%
Total	$1,455.3	$1,511.0	$(55.7)	(4)%
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
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) as of January 31, 2025 were $7.7 billion, which includes $1.1 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 42% of the backlog as of January 31, 2025, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three months ended January 31, 2025, including our contract balances as of such date, see Note 5. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The decrease in total revenues for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to the impact of the extra week in the first quarter of fiscal 2024 of approximately $63.2 million, as well as a decrease in the revenue of IP and hardware products of approximately $74.0 million driven by the timing of customer spending and strong IP revenue in the first quarter of fiscal 2024.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Time-Based Products Revenue

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$828.2	$805.1	$23.1	3%
Percentage of total revenue	57%	53%
The increase in time-based products revenue for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods, partially offset by the impact of the extra week in the first quarter of fiscal 2024.
Upfront Products Revenue

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$368.1	$442.4	$(74.3)	(17)%
Percentage of total revenue	25%	29%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The decrease in upfront products revenue for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to a decrease in the sale of IP and hardware products, driven by the timing of customer spending.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP and hardware product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$117.2	$101.4	$15.8	16%
Professional service and other revenue	141.8	162.1	(20.3)	(13)%
Total	$259.0	$263.5	$(4.5)	(2)%
Percentage of total revenue	18%	18%
The increase in maintenance revenue for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to an increase in the volume of arrangements that include maintenance.
The decrease in professional service and other revenue for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to the timing of IP customization projects.

Cost of Revenue

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$168.9	$175.5	$(6.6)	(4)%
Cost of maintenance and service revenue	92.5	90.5	2.0	2%
Amortization of acquired intangible assets	8.6	13.2	(4.6)	(35)%
Total	$270.0	$279.2	$(9.2)	(3)%
Percentage of total revenue	19%	18%
We divide cost of revenue into three categories: cost of products revenue, cost of maintenance and service revenue, and amortization of acquired intangible assets.
Cost of products revenue. Cost of products revenue includes costs related to products sold and software licensed, hardware-related costs including inventory provisions, allocated operating costs related to product support and distribution, and royalties paid to third-party vendors.
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
The decrease in cost of revenue for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to decreases of $5.2 million in hardware-related costs including inventory provisions, $4.6 million in amortization of acquired technology-related intangible assets, $3.0 million in facility costs, and $2.4 million in costs to fulfill IP consulting arrangements, partially offset by an increase of $6.5 million in employee-related costs as a result of headcount increases from hiring.
Operating Expenses
Research and Development

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$553.2	$525.5	$27.7	5%
Percentage of total revenue	38%	35%
The increase in research and development expenses for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $19.4 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $10.3 million in consultant and contractor costs, and $7.4 million in facility costs, partially offset by a decrease of $7.9 million in the change in the fair value of our executive deferred compensation plan assets.

Sales and Marketing

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$209.2	$218.8	$(9.6)	(4)%
Percentage of total revenue	14%	14%
The decrease in sales and marketing expenses for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to a decrease of $9.4 million in the change in the fair value of our executive deferred compensation plan assets.
General and Administrative

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$167.1	$131.3	$35.8	27%
Percentage of total revenue	11%	9%
The increase in general and administrative expenses for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to an increase of $34.4 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	4.0	3.5	0.5	14%
Percentage of total revenue	—%	—%
Amortization of acquired intangible assets for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was relatively flat primarily due to additions of acquired intangible assets in fiscal 2024, offset by acquired intangible assets that were fully amortized. See Note 6. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Interest and Other Income (Expense), Net

	January 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$35.7	$13.1	$22.6	173%
Interest expense	(10.7)	(1.3)	(9.4)	723%
Gains (losses) on assets related to deferred compensation plan	19.6	39.4	(19.8)	(50)%
Foreign currency exchange gains (losses)	0.1	3.4	(3.3)	100%
Gain on sale of strategic investments	—	55.1	(55.1)	(100)%
Other, net	(5.4)	(4.9)	(0.5)	10%
Total	$39.3	$104.8	$(65.5)	(63)%
The decrease in interest and other income (expense) for the three months ended January 31, 2025 as compared to the same period in fiscal 2024 was primarily due to the impact of gain recognized from the sale of strategic investments in the first quarter of fiscal 2024 and a decrease in the change in fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of amortization of acquired intangible assets, stock-based compensation expense, changes in the fair value of deferred compensation plan, and acquisition/divestiture related items. See Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Design Automation Segment

	January 31,
	2025	2024	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$404.7	$359.5	$45.2	13%
Adjusted operating margin	40%	36%	4%	11%
The increase in adjusted operating income for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to an increase in revenue from arrangements booked in prior periods.
Design IP Segment

	January 31,
	2025	2024	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$126.5	$245.7	$(119.2)	(49)%
Adjusted operating margin	29%	47%	(18)%	(38)%
The decrease in adjusted operating income for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to a decrease in the revenue of IP products driven by timing of customer spending.
Income Taxes
Our effective tax rate decreased in the three months ended January 31, 2025, as compared to the same period in fiscal 2024, primarily due to capital loss on the sale of our ownership in OpenLight in the first quarter of 2025.
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2025, we held $3.8 billion in cash, cash equivalents and short-term investments. We also held $3.9 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of approximately AA.
As of January 31, 2025, approximately $800.8 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.

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
As of January 31, 2025, $194.3 million remained available for future stock repurchases under our stock repurchase program (the Program). In connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
During the three months ended January 31, 2025, there were no other significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
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
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the three months ended January 31, 2025.
Cash Flows
Our condensed consolidated statements of cash flows include cash flows related to the Software Integrity business. Significant non-cash items and capital expenditures of discontinued operations related to our Software Integrity business are presented separately in Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

	Three Months Ended January 31,
	2025	2024	$ Change
	(dollars in millions)
Cash used in operating activities	$(67.5)	$(87.8)	$20.3
Cash used in investing activities	(22.0)	(54.4)	32.4
Cash used in financing activities	(141.8)	(187.2)	45.4
Cash Used in Operating Activities
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
The decrease in cash used in operating activities for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to the impact of $187.0 million of fiscal 2023 federal tax payments that were paid in the first quarter of fiscal 2024 as a result of payment deadline extensions due to IRS tax relief for the California winter storms, partially offset by lower accounts receivable collections and lower net income of $148.8 million.
Cash Used in Investing Activities

The decrease in cash used in investing activities for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily driven by lower cash paid for acquisitions of $67.8 million and net cash proceeds of $23.8 million mainly from deferred consideration received in connection with the Software Integrity Divestiture in the first quarter of fiscal 2025, partially offset by higher proceeds from the sales and maturities of investments of $44.2 million and higher purchases of investments of $14.1 million.
Cash Used in Financing Activities
The decrease in cash used in financing activities for the three months ended January 31, 2025 compared to the same period in fiscal 2024 was primarily due to the payment of bridge financing costs of $48.0 million in connection with the Ansys Merger in the first quarter of fiscal 2024 and taxes paid for net share settlements which were $22.4 million lower than the first quarter of fiscal 2024, partially offset by the redemption of redeemable non-controlling interest of $30.0 million in the first quarter of fiscal 2025.
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of January 31, 2025.
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
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option. There was no outstanding balance under the Revolving Credit Agreement as of January 31, 2025.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of January 31, 2025, we were in compliance with the financial covenant.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2025, we had $14.2 million outstanding balance under the agreement.
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
As of January 31, 2025, our exposure to market risk had not changed materially since November 2, 2024. For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of January 31, 2025, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Regardless of how well designed and operated, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our compliance programs and compliance training for employees may not prevent our employees or contractors from breaching or circumventing our policies or violating applicable laws and regulations. Our CEO and CFO have concluded that, as of January 31, 2025, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
•We may not realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses and technology to acquire.
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
Factors that May Affect Future Results
Descriptions of risks associated with our business are set forth below. Some of these risks are highlighted in the following discussion and in Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, Controls and Procedures and Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report. The occurrence of any of these risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, operating results and stock price. These risks and uncertainties could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. Investors should carefully consider all relevant risks before investing in our common stock.
Industry Risks
Uncertainty in the macroeconomic environment, and its potential impact on the semiconductor and electronics industries, may negatively affect our business, operating results and financial condition.
Uncertainty in the macroeconomic environment, including the effects of, among other things, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets. This uncertain macroeconomic environment has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us. Such caution by customers has, among other things, limited our ability to maintain or increase our sales or recognize revenue from committed contracts.
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
The growth of the EDA industry as a whole and our sales in our Design Automation and Design IP segments are primarily dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers have chosen to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. If growth in the semiconductor and electronics industries slows or stalls, including, among other things, due to sustained global inflationary pressures and elevated interest rates, a continued or worsening global supply chain disruption, geopolitical pressures or economic slowdowns or recessions, then demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected. Additionally, as the EDA industry has matured, stronger competition has emerged from companies better able to compete as sole source vendors. This increased competition could cause our revenue growth rate to decline and exert downward pressure on our operating margins, which would have an adverse effect on our business and financial condition.
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
Any failure to comply with the U.S. Export Administration Regulations or other U.S. or non-U.S. export requirements (collectively, the Export Regulations) could subject us to substantial civil and criminal penalties, including fines and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, governmental agencies from time to time review certain transactions for compliance with applicable Export Regulations. For example, we have received administrative subpoenas from the U.S. Bureau of Industry and Security requesting production of information and documentation relating to transactions with certain Chinese entities.
We believe that the Export Regulations do not materially impact our business at this time, but we cannot predict the impact that additional changes to the Export Regulations may have on our business in the future. The United States has published significant changes to the Export Regulations with respect to China and Russia, and we anticipate additional changes to the Export Regulations in the future. For example, the United States government has implemented controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users. These controls expand the scope of foreign-produced items subject to license requirements for certain entities on the U.S. government's Entity List. Future changes to the Export Regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export or import of our products.

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
Many factors have in the past and may in the future cause our backlog, revenue or earnings to fluctuate, including, among other things:
•Changes in demand for our products and services—especially products, such as hardware and IP, generating upfront revenue—due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development as well as EDA and IP products and services;
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
We may not realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses and technology to acquire.
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years and are currently anticipating the closing of the Ansys Merger in the first half of calendar year 2025. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to, among other things, financial constraints, unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, competitive bid dynamics, outbound investment restrictions or other risks, which could harm our operating results.
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
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including as a result of delays or disruptions, or export control or other trade and investment restrictions, could adversely affect our business, operating results and financial condition.
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
We expect that the pending Ansys Merger is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs. We anticipate that the funds needed to fund the cash portion of the Ansys Merger consideration and to pay related transaction fees and expenses will be derived from a combination of available cash on hand and third-party debt financing. As of January 31, 2025, approximately 22% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to fund the Ansys Merger, pay related transaction fees and expenses and meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows and third-party debt financing, which will include a combination of available credit under our Term Loan Agreement, Revolving Credit Agreement, the Bridge Commitment and/or one or more issuances of senior unsecured notes. Our ability to obtain any such new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. We may be required to incur debt at higher than anticipated interest rates, access other funding sources or repatriate cash, any of which could negatively affect our operating results, capital structure or the market price of our common stock.
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
Completion of the Ansys Merger is conditioned upon the receipt of governmental approvals, including certain antitrust and foreign investment approvals. There can be no assurance that these approvals will be obtained and that the other conditions to completing the Ansys Merger will be satisfied. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the Ansys Merger or require changes to the terms of the Ansys Merger or agreements to be entered into in connection with the Ansys Merger. For example, following the determination that the sale of our Optical Solutions Group is a necessary step towards obtaining governmental approval of and successfully closing the Ansys Merger, on September 3, 2024, we signed a definitive agreement for the sale of our Optical Solutions Group to Keysight Technologies, Inc. (the Optical Solutions Divestiture). For risks relating to the divestiture of certain product lines or technologies, see "We may not be able to realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses and technology to acquire." Such conditions or changes and the process of obtaining these approvals, or delay in the consummation of any necessary divestitures or other sales transactions, could have the effect of delaying or impeding completion of the Ansys Merger or of imposing additional costs or limitations on us following completion of the Ansys Merger, any of which might have an adverse effect on our business, operating results and financial condition.
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
Our operations are subject to taxation in the U.S. and in multiple foreign jurisdictions. Tax laws in these jurisdictions are subject to change as new laws or regulations are passed or new interpretations are made available. Changes in tax law, regulations or interpretation could have a material adverse impact on our tax expense and our financial position and cash flows. For additional detail on developments in tax laws and regulations applicable to us, see Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report under the heading "Legislative Developments."

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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including, among others, the SEC, the Nasdaq Stock Market, the Financial Accounting Standards Board, other federal agencies, states and the international governing bodies such as the European Union. These rules and regulations continue to evolve in scope and complexity making compliance difficult and uncertain. Changing rules and regulations as well as customer, employee and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on evolving environmental, social and governance (ESG) reporting standards, including the SEC’s climate-related reporting requirements, California's climate-related disclosure laws, and the European Union's Corporate Sustainability Reporting Directive as well as customer requirements may be costly, difficult and time consuming. We may also communicate certain initiatives and goals regarding environmental matters, human capital matters, responsible sourcing, social investments and other ESG matters in our public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult and time consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders, regulators or authorities for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.
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
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events and the effects of climate change, pandemics or other unexpected events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, extreme temperatures, drought, flood, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic, or other catastrophic or climate change-related events could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases, such as the government-imposed restrictions that curtailed global economic activity and caused substantial volatility in global financial markets during the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults and sites of recent wildfires, which may become more frequent, along with other extreme weather events, due to climate change. A catastrophic event or other extreme weather event that results in the destruction or disruption of our data centers or our critical business or IT systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs (1)
Month #1
November 3, 2024 through November 30, 2024	—	$—	—	$194,276,393
Month #2
December 1, 2024 through December 31, 2024	—	$—	—	$194,276,393
Month #3
January 1, 2025 through January 31, 2025	—	$—	—	$194,276,393
Total	—	$—	—	$194,276,393
(1) In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of January 31, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
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

Name and Title	Action	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)(3)
Shelagh Glaser	Adoption	1/13/2025	Rule 10b5-1 Trading Arrangement	Up to 14,622 shares to be sold	12/12/2025
Chief Financial Officer
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
(3)The trading arrangement also provides for automatic expiration upon notice from the officer of termination of the trading arrangement.

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
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of January 31, 2025 and November 2, 2024, (ii) Condensed Consolidated Statements of Income for the Three Months Ended January 31, 2025 and February 3, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended January 31, 2025 and February 3, 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity at January 31, 2025 and February 3, 2024, (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2025 and February 3, 2024 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: February 26, 2025	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)