Form 10-Q
period 2025-04-30
SYNOPSYS INC
filed 2025-05-28
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 23, 2025, there were 155,160,938 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	April 30, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,119,095	$3,896,532
Short-term investments	144,816	153,869
Total cash, cash equivalents and short-term investments	14,263,911	4,050,401
Accounts receivable, net	1,002,195	934,470
Inventories	395,339	361,849
Prepaid and other current assets	1,217,584	1,122,946
Total current assets	16,879,029	6,469,666
Property and equipment, net	571,982	563,006
Operating lease right-of-use assets, net	585,704	565,917
Goodwill	3,461,272	3,448,850
Intangible assets, net	173,394	195,164
Deferred income taxes	1,509,159	1,247,258
Other long-term assets	575,977	583,700
Total assets	$23,756,517	$13,073,561
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$903,546	$1,163,592
Operating lease liabilities	104,170	94,791
Deferred revenue	1,375,398	1,391,737
Short-term debt	22,962	—
Total current liabilities	2,406,076	2,650,120
Long-term operating lease liabilities	587,438	574,065
Long-term deferred revenue	331,133	340,831
Long-term debt	10,027,681	15,601
Other long-term liabilities	488,584	469,738
Total liabilities	13,840,912	4,050,355
Redeemable non-controlling interest	—	30,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 155,146 and 154,112 shares outstanding, respectively	1,552	1,541
Capital in excess of par value	1,219,021	1,211,206
Retained earnings	9,624,282	8,984,105
Treasury stock, at cost: 2,115 and 3,148 shares, respectively	(689,001)	(1,025,770)
Accumulated other comprehensive income (loss)	(240,136)	(180,380)
Total Synopsys stockholders’ equity	9,915,718	8,990,702
Non-controlling interest	(113)	2,504
Total stockholders’ equity	9,915,605	8,993,206
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$23,756,517	$13,073,561

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Revenue:
Time-based products	$828,326	$781,714	$1,656,564	$1,586,777
Upfront products	510,676	396,389	878,800	838,755
Total products revenue	1,339,002	1,178,103	2,535,364	2,425,532
Maintenance and service	265,264	276,609	524,217	540,169
Total revenue	1,604,266	1,454,712	3,059,581	2,965,701
Cost of revenue:
Products	216,216	198,719	385,058	374,217
Maintenance and service	94,471	88,178	187,008	178,718
Amortization of acquired intangible assets	7,660	13,500	16,256	26,655
Total cost of revenue	318,347	300,397	588,322	579,590
Gross margin	1,285,919	1,154,315	2,471,259	2,386,111
Operating expenses:
Research and development	553,979	493,136	1,107,195	1,018,670
Sales and marketing	215,021	209,783	424,220	428,626
General and administrative	136,497	114,763	303,583	246,027
Amortization of acquired intangible assets	3,996	4,561	7,996	8,090
Total operating expenses	909,493	822,243	1,842,994	1,701,413
Operating income	376,426	332,072	628,265	684,698
Interest expense	(94,336)	(7,067)	(105,475)	(8,805)
Other income (expense), net	114,101	16,525	164,518	123,091
Income before income taxes	396,191	341,530	687,308	798,984
Provision (benefit) for income taxes	47,181	45,437	40,887	68,346
Net income from continuing operations	349,010	296,093	646,421	730,638
Income (loss) from discontinued operations, net of income taxes	(3,900)	(7,004)	(3,900)	4,658
Net income	345,110	289,089	642,521	735,296
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(222)	(3,018)	1,506	(5,923)
Net income attributed to Synopsys	$345,332	$292,107	$641,015	$741,219

Net income (loss) attributed to Synopsys:
Continuing operations	$349,232	$299,111	$644,915	$736,561
Discontinued operations	(3,900)	(7,004)	(3,900)	4,658
Net income	$345,332	$292,107	$641,015	$741,219

Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$2.25	$1.96	$4.17	$4.83
Discontinued operations	$(0.02)	$(0.05)	$(0.03)	$0.03
Basic net income per share	$2.23	$1.91	$4.14	$4.86

Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$2.24	$1.92	$4.13	$4.73
Discontinued operations	$(0.03)	$(0.04)	$(0.03)	$0.03
Diluted net income per share	$2.21	$1.88	$4.10	$4.76

Shares used in computing per share amounts:
Basic	154,927	152,971	154,666	152,629
Diluted	156,088	155,770	156,218	155,610
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Net income	$345,110	$289,089	$642,521	$735,296
Other comprehensive income (loss):
Change in foreign currency translation adjustment	44,764	(18,677)	16,127	(387)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	52	(133)	9	879
Cash flow hedges:
Deferred gains (losses), net of tax benefit of $10,507 and $22,002 for the three and six months ended April 30, 2025, respectively and of $3,022 and $19 for each of the same periods in fiscal 2024, respectively	(45,708)	(7,135)	(82,155)	3,475
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(783) and $(2,186) for the three and six months ended April 30, 2025, respectively, and of $(741) and $(2,431), for each of the same periods in fiscal 2024, respectively	2,675	1,156	6,263	4,434
Other comprehensive income (loss), net of tax effects	1,783	(24,789)	(59,756)	8,401
Comprehensive income	346,893	264,300	582,765	743,697
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(222)	(3,018)	1,506	(5,923)
Comprehensive income attributed to Synopsys	$347,115	$267,318	$581,259	$749,620
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2025	154,618	$1,547	$1,127,181	$9,278,950	$(860,967)	$(241,919)	$9,304,792	$109	$9,304,901
Net income				345,332			345,332	(222)	345,110
Other comprehensive income (loss), net of tax effects						1,783	1,783		1,783
Common stock issued, net of shares withheld for employee taxes	528	5	(109,883)		171,966		62,088		62,088
Stock-based compensation			201,723				201,723		201,723
Balance at April 30, 2025	155,146	$1,552	$1,219,021	$9,624,282	$(689,001)	$(240,136)	$9,915,718	$(113)	$9,915,605

Balance at October 31, 2024	154,112	$1,541	$1,211,206	$8,984,105	$(1,025,770)	$(180,380)	$8,990,702	$2,504	$8,993,206
Net income				641,015			641,015	2,344	643,359
Other comprehensive income (loss), net of tax effects						(59,756)	(59,756)		(59,756)
Common stock issued, net of shares withheld for employee taxes	1,034	11	(385,296)		336,769		(48,516)		(48,516)
Stock-based compensation			387,477				387,477	709	388,186
Adjustments to redeemable non-controlling interest				(838)			(838)		(838)
Deconsolidation of non-controlling interest upon the sale of subsidiary			5,634				5,634	(5,670)	(36)
Balance at April 30, 2025	155,146	$1,552	$1,219,021	$9,624,282	$(689,001)	$(240,136)	$9,915,718	$(113)	$9,915,605

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2024	152,536	$1,525	$1,183,473	$7,188,550	$(1,539,340)	$(163,224)	$6,670,984	$4,590	$6,675,574
Net income				292,107			292,107	(727)	291,380
Other comprehensive income (loss), net of tax effects						(24,789)	(24,789)		(24,789)
Common stock issued, net of shares withheld for employee taxes	668	7	(177,289)		217,786		40,504		40,504
Stock-based compensation			176,645				176,645	1,190	177,835
Adjustments to redeemable non-controlling interest				(2,291)			(2,291)		(2,291)
Recognition of non-controlling interest upon issuance of subsidiary stock							—	(415)	(415)
Balance at April 30, 2024	153,204	$1,532	$1,182,829	$7,478,366	$(1,321,554)	$(188,013)	$7,153,160	$4,638	$7,157,798

Balance at October 31, 2023	152,053	$1,521	$1,276,152	$6,741,699	$(1,675,650)	$(196,414)	$6,147,308	$5,950	$6,153,258
Net income				741,219			741,219	(1,371)	739,848
Other comprehensive income (loss), net of tax effects						8,401	8,401		8,401
Purchases of treasury stock	(74)	(1)	1		(45,000)		(45,000)		(45,000)
Equity forward contract, net			45,000				45,000		45,000
Common stock issued, net of shares withheld for employee taxes	1,225	12	(495,805)		399,096		(96,697)		(96,697)
Stock-based compensation			355,983				355,983	2,504	358,487
Adjustments for redeemable non-controlling interest				(4,552)			(4,552)		(4,552)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,498				1,498	(2,445)	(947)
Balance at April 30, 2024	153,204	$1,532	$1,182,829	$7,478,366	$(1,321,554)	$(188,013)	$7,153,160	$4,638	$7,157,798
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$642,521	$735,296
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	96,838	123,886
Reduction of operating lease right-of-use assets	51,728	48,179
Amortization of capitalized costs to obtain revenue contracts	25,405	37,912
Stock-based compensation	388,186	358,487
Allowance for credit losses	15,940	9,987
(Gain) loss on sale of strategic investments	2,435	(55,077)
Gain on sale of building	(51,385)	—
Loss on divestitures, net of transaction costs	8,299	—
Amortization of bridge financing costs	40,411	7,085
Amortization of debt issuance costs	2,348	—
Deferred income taxes	(237,170)	(170,854)
Other	(181)	(2,607)
Net changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(74,098)	20,889
Inventories	(39,766)	(60,518)
Prepaid and other current assets	(140,472)	(191,595)
Other long-term assets	(36,058)	(104,551)
Accounts payable and accrued liabilities	(242,529)	(142,086)
Operating lease liabilities	(48,617)	(48,709)
Income taxes	(36,870)	(229,536)
Deferred revenue	(37,412)	52,612
Unrealized loss on settlement of interest rate treasury lock	(121,643)	—
Net cash provided by operating activities	207,910	388,800
Cash flows from investing activities:
Proceeds from maturities of short-term investments	35,461	63,159
Proceeds from sales of short-term investments	22,015	—
Purchases of short-term investments	(47,558)	(65,861)
Proceeds from sales of strategic investments	—	55,696
Purchases of strategic investments	(3,368)	(860)
Purchases of property and equipment, net	(96,303)	(78,763)
Proceeds from sale of building	74,279	—
Acquisitions, net of cash acquired	—	(139,557)
Proceeds from business divestiture, net of cash divested	70,082	—
Other	(611)	—
Net cash provided by (used in) investing activities	53,997	(166,186)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	10,034,464	—
Repayment of debt	(1,289)	(1,303)
Payment of bridge financing and term loan costs	—	(54,715)
Issuances of common stock	118,308	115,111
Payments for taxes related to net share settlement of equity awards	(166,872)	(212,577)
Redemption of redeemable non-controlling interest	(30,000)	—
Other	—	(1,096)
Net cash provided by (used in) financing activities	9,954,611	(154,580)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,186	2,423
Net change in cash, cash equivalents and restricted cash	10,224,704	70,457

Cash, cash equivalents and restricted cash, beginning of year, including cash from discontinued operations	3,898,729	1,441,187
Cash, cash equivalents and restricted cash, end of period, including cash from discontinued operations	14,123,433	1,511,644
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	6,445
Cash, cash equivalents and restricted cash from continuing operations	$14,123,433	$1,505,199
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
The second quarter of fiscal 2025 and 2024 ended on April 30, 2025 and May 4, 2024, respectively. Our results of operations for the first six months of fiscal 2025 and fiscal 2024 included 179 days and 189 days, respectively. For presentation purposes, the condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our annual reports beginning in fiscal 2025, and interim period reports beginning in fiscal 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures. We will adopt this ASU for our annual report for the fiscal year ending October 31, 2025.
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
Note 3. Discontinued Operations
On September 30, 2024, we completed the sale of our former Software Integrity business (the Software Integrity Divestiture) to entities controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (together, the Sponsors). The aggregate consideration for the sale was $1.65 billion, comprised of: (i) cash of $1.48 billion received upon closing; (ii) $121.5 million reflecting the present value of $125 million in deferred consideration receivable in equal installments over five fiscal quarters beginning on January 17, 2025, subject to acceleration at our option prior to the closing of our pending acquisition of ANSYS, Inc. (Ansys); (iii) $22.2 million reflecting the fair value of contingent consideration of up to $475 million receivable upon the Sponsors achieving a specified rate of return in the event of one or more potential liquidity transactions; and (iv) additional consideration receivable of $27.1 million as a result of net working capital adjustments. As a result of the Software Integrity Divestiture, we derecognized net assets of $720.5 million and incurred transaction costs of $61.7 million, resulting in a pre-tax gain of $868.8 million in fiscal 2024.
In the second quarter of fiscal 2025, we finalized the working capital adjustments and received $20.0 million from the Sponsors. The remainder receivable balance of $7.1 million was recorded as a reduction to the previously recorded gain from the Software Integrity Divestiture. We recorded a total pre-tax gain, net of transaction costs, of $860.5 million from the Software Integrity Divestiture.

We also received the first two deferred consideration installment payments of $50.0 million during the six months ended April 30, 2025. There was no material change to the fair value of the contingent consideration receivable at the quarter end.
The financial results of the Software Integrity business were presented as income from discontinued operations, net of income taxes in our condensed consolidated statements of income. The following table presents the major components of financial results of our Software Integrity business for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
		(in thousands)
Revenue	$—	$126,421	$—	$264,662
Cost of revenue	—	45,749	—	95,731
Operating expenses	—	89,626	—	170,891
Other income (expense), net	—	340	—	996
Income (loss) from discontinued operations	—	(8,614)	—	(964)
Loss on Software Integrity Divestiture	(8,299)	—	(8,299)	—
Income (loss) from discontinued operations before income taxes	(8,299)	(8,614)	(8,299)	(964)
Income tax benefits	4,399	1,610	4,399	5,622
Income (loss) from discontinued operations, net of income taxes	$(3,900)	$(7,004)	$(3,900)	$4,658
The following table presents significant non-cash items and capital expenditures of discontinued operations for the period presented:

	Six Months Ended April 30,
	2025	2024
	(in thousands)
Amortization and depreciation	$—	$16,317
Reduction of operating lease right-of-use assets	$—	$2,588
Amortization of capitalized costs to obtain revenue contracts	$—	$14,260
Stock-based compensation	$—	$30,291
Deferred income taxes	$(6,933)	$13,562
Purchases of property and equipment	$—	$929
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
In connection with the execution of the Merger Agreement, we entered into a commitment letter on January 15, 2024 (the Bridge Commitment Letter) with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, a senior unsecured bridge facility (the Bridge Commitment). The Bridge Commitment currently provides for an aggregate principal amount of up to $690.0 million after reduction following the closing of the Software Integrity Divestiture and the issuance of the Senior Notes (as defined in Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements ). On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement), which provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid for the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on the Senior Notes, Bridge Commitment and Term Loan.
Transaction costs for acquisitions were $65.0 million and $121.8 million during the three and six months ended April 30, 2025, respectively. Transaction costs for acquisitions were $25.3 million and $57.2 million during the three and six months ended April 30, 2024, respectively. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions and were expensed as incurred in our condensed consolidated statements of income.
Note 5. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
EDA	66.9%	69.3%	67.1%	66.7%
Design IP	30.0%	27.5%	30.0%	31.2%
Other	3.1%	3.2%	2.9%	2.1%
Total	100.0%	100.0%	100.0%	100.0%
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing customers, resulting in receivables, contract assets, or contract liabilities (deferred revenue) on Synopsys's condensed consolidated balance sheets. For specific software, hardware, and IP agreements with payment plans, Synopsys records an unbilled receivable associated with revenue recognized upon transfer of control, as it holds an unconditional right to invoice and receive payment in the future for those transferred products or services.
A contract asset is recorded when revenue is recognized before invoicing and Synopsys lacks the unconditional right to invoice or retains performance risk concerning that performance obligation. These contract assets transition to receivables when the rights become unconditional, generally upon the completion of a milestone. The contract assets listed below are included in prepaid and other current assets in the condensed consolidated balance sheets.
Contract balances are as follows:

	As of
	April 30, 2025	October 31, 2024
	(in thousands)
Contract assets, net	$898,056	$757,075
Unbilled receivables	$46,161	$44,166
Deferred revenue	$1,706,531	$1,732,568
During the three and six months ended April 30, 2025, we recognized revenue of $373.6 million and $1.1 billion, respectively, that was included in the deferred revenue balance as of October 31, 2024, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $8.1 billion as of April 30, 2025, which includes $1.2 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 42% of the backlog as of April 30, 2025, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three and six months ended April 30, 2025, we recognized $25.7 million and $50.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and six months ended April 30, 2024, we recognized $27.4 million and $52.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of April 30, 2025 were $67.0 million and are included in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $12.9 million and $25.4 million during the three and six months ended April 30, 2025, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income. Amortization of these assets was $12.4 million and $23.7 million during the three and six months ended April 30, 2024, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the six months ended April 30, 2025 are as follows:

(in thousands)
Balance at October 31, 2024	$3,448,850
Effect of foreign currency translation	12,422
Balance at April 30, 2025	$3,461,272
Intangible Assets
Intangible assets as of April 30, 2025 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$812,112	$699,467	$112,645
Customer relationships	316,056	255,790	60,266
Contract rights intangible	177,111	176,629	482
Trademarks and trade names	12,925	12,924	1
Total	$1,318,204	$1,144,810	$173,394
Intangible assets as of October 31, 2024 consist of the following:

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
	(in thousands)
Core/developed technology	$904,347	$777,518	$126,829
Customer relationships	314,140	247,025	67,115
Contract rights intangible	176,382	175,170	1,212
Trademarks and trade names	12,925	12,917	8
Total	$1,407,794	$1,212,630	$195,164
Amortization expense related to intangible assets consists of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Core/developed technology	$7,337	$12,963	$15,526	$24,926
Customer relationships	3,993	3,884	7,989	7,409
Contract rights intangible	323	1,210	730	2,402
Trademarks and trade names	3	4	7	8
Total	$11,656	$18,061	$24,252	$34,745
The following table presents the estimated future amortization of acquired intangible assets as of April 30, 2025:

Fiscal year	(in thousands)
Remainder of fiscal 2025	$21,998
2026	35,919
2027	30,972
2028	25,379
2029	24,520
2030 and thereafter	34,606
Total	$173,394
Note 7. Balance Sheet Components

	As of
	April 30, 2025	October 31, 2024
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$388,851	$386,757
Capitalized commission, net	67,029	72,801
Other	120,097	124,142
Total	$575,977	$583,700

Accounts payable and accrued liabilities:
Payroll and related benefits	$422,935	$624,823
Accrued income taxes	119,572	147,115
Other accrued liabilities	276,299	184,321
Accounts payable	84,740	207,333
Total	$903,546	$1,163,592

Other long-term liabilities:
Deferred compensation plan liabilities	$388,851	$386,757
Other	99,733	82,981
Total	$488,584	$469,738
Assets Held for Sale
During the second quarter of fiscal 2025, we completed the sale of an office building for cash consideration of $74.3 million, net of selling costs. We recognized a pre-tax gain on sale of $51.4 million, which was included in other income (expense), net in the condensed consolidated statements of income.
Note 8. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of April 30, 2025, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$630,455	$—	$—	$—	$630,455
Total:	$630,455	$—	$—	$—	$630,455
Short-term investments:
U.S. Treasury, agency & T-bills	$15,009	$30	$—	$—	$15,039
Corporate debt securities	102,630	320	(45)	—	102,905
Asset-backed securities	26,794	95	(5)	(12)	26,872
Total:	$144,433	$445	$(50)	$(12)	$144,816
(1)See Note 9. Fair Value Measurements for further discussion on fair values.

The contractual maturities of our available-for-sale debt securities as of April 30, 2025 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
1 year or less	$75,105	$75,243
1-5 years	65,249	65,488
5-10 years	1,689	1,699
>10 years	2,390	2,386
Total	$144,433	$144,816
As of October 31, 2024, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$869,972	$—	$—	$—	$869,972
U.S. Treasury, agency & T-bills	7,984	1	—	—	7,985
Total:	$877,956	$1	$—	$—	$877,957
Short-term investments:
U.S. Treasury, agency & T-bills	$19,411	$44	$(6)	$—	$19,449
Corporate debt securities	105,024	349	(115)	(2)	105,256
Asset-backed securities	29,061	130	(7)	(20)	29,164
Total:	$153,496	$523	$(128)	$(22)	$153,869
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	April 30, 2025	October 31, 2024
	(in thousands)
Cash and cash equivalents	$14,119,095	$3,896,532
Restricted cash included in prepaid and other current assets	3,288	1,529
Restricted cash included in other long-term assets	1,050	668
Cash, cash equivalents and restricted cash	$14,123,433	$3,898,729
Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. During the first quarter of fiscal 2024, we completed the sale of certain strategic investments in privately-held companies. The gain recognized from the sales was $55.1 million and included in other income (expense), net, in our condensed consolidated statements of income. There were no material impairments of non-marketable equity securities during the three and six months ended April 30, 2025 and 2024.
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
Additionally, in order to manage interest rate exposure related to anticipated debt transactions, in the first quarter of fiscal 2025, we entered into treasury rate lock agreements to hedge against unfavorable interest rate changes. The accounting for gains and losses resulting from changes in fair value depends on whether these are designated and qualify for hedge accounting. The assets or liabilities associated with these derivatives are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The cash flow impact upon settlement of these derivative contracts is included in net cash used in operating activities in the condensed consolidated statements of cash flows.
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
We did not record any gains or losses related to discontinuation of foreign exchange forward contracts cash flow hedges during the six months ended April 30, 2025 and 2024.
During the three months ended January 31, 2025, we entered into 6-month interest rate hedge contracts (the "2025 Rate Lock Agreements") with notional value of $2.0 billion to lock the benchmark interest rate prior to expected debt issuances with 10-year and 30-year terms. The objective of the 2025 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing on the notional amount being hedged. To receive hedge accounting treatment, the hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. These derivatives are designated as cash flow hedges with unrealized gains and losses deferred in other comprehensive income (loss) ("OCI"). The 2025 Rate Lock Agreements terminated and settled in the second quarter of fiscal 2025, and we recorded the fair value of $121.6 million as a loss within OCI. The unrealized loss of $121.6 million is being amortized to interest expense over the life of the related debt. We expect $7.0 million of the unrealized loss to be amortized to interest expense over the next 12 months. As of April 30, 2025, the unamortized portion of the fair value of the 2025 Rate Lock Agreements was $120.5 million. We had no interest rate hedge contracts outstanding as of April 30, 2025.
During the three months ended April 30, 2025, we entered into a deferred payment agreement with the counterparty bank to defer the cash settlement of 2025 Rate Lock Agreements over a period of 5.5 years with installments due semi-annually. The implied interest rate is 3.45%. This liability is recognized in our condensed consolidated balance sheets as short-term debt for the portion due within the next 12 months and as long-term debt for the remaining portion. There were no debt covenants applicable to the deferred payment agreement.

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
We also have certain foreign exchange forward contracts for hedging certain international revenues and expenses that are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of these forward contracts are recorded in other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year. The overall goal of our hedging program is to minimize the impact of currency fluctuations on the net income over the fiscal year.
The effects of the non-designated foreign currency derivative instruments in the condensed consolidated statements of income are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Gains (losses) recorded in other income (expense), net	$11,186	$(4,355)	$6,765	$(1,066)
The notional amounts in the table below for foreign currency derivative instruments provide one measure of the transaction volume outstanding:

	As of
	April 30, 2025	October 31, 2024
	(in thousands)
Total gross notional amounts	$1,243,451	$1,686,341
Net fair value	$2,959	$1,819
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
The following table represents the condensed consolidated balance sheets location and amount of foreign currency derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at April 30, 2025
Other current assets	$9,135	$5
Accrued liabilities	$6,037	$144
Balance at October 31, 2024
Other current assets	$8,839	$12
Accrued liabilities	$6,918	$114

The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2025
Foreign exchange contracts	Revenue	$12,689	Revenue	$1,282
Foreign exchange contracts	Operating expenses	14,749	Operating expenses	(3,069)
Interest rate contracts	Interest expenses	(73,146)	Interest expenses	(888)
Total		$(45,708)		$(2,675)
Three months ended April 30, 2024
Foreign exchange contracts	Revenue	$(2,507)	Revenue	$(1,019)
Foreign exchange contracts	Operating expenses	(4,628)	Operating expenses	(137)
Total		$(7,135)		$(1,156)
Six months ended April 30, 2025
Foreign exchange contracts	Revenue	$13,203	Revenue	$280
Foreign exchange contracts	Operating expenses	(2,142)	Operating expenses	(5,655)
Interest rate contracts	Interest expenses	(93,216)	Interest expenses	(888)
Total		$(82,155)		$(6,263)
Six months ended April 30, 2024
Foreign exchange contracts	Revenue	$(2,565)	Revenue	$(4,282)
Foreign exchange contracts	Operating expenses	6,040	Operating expenses	(152)
Total		$3,475		$(4,434)

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
On a recurring basis, we measure the fair value of certain assets and liabilities, which include cash equivalents, short-term investments, non-qualified deferred compensation plan assets, contingent consideration receivable, and foreign currency derivative contracts.
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
Our borrowings under our Credit and Term Loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to us for debt with similar terms and maturities. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on these borrowings.
Our contingent consideration receivable, which was recorded in connection with the Software Integrity Divestiture, was classified within Level 3 because it was estimated using significant inputs that were not observable in the market. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for additional information.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2025:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$630,455	630,455	$—	$—
Short-term investments:
U.S. Treasury, agency & T-bills	15,039	—	15,039	—
Corporate debt securities	102,905	—	102,905	—
Asset-backed securities	26,872	—	26,872	—
Prepaid and other current assets:
Foreign currency derivative contracts	9,140	—	9,140	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	388,851	388,851	—	—
Total assets	$1,195,464	$1,019,306	$153,956	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$6,181	$—	$6,181	$—
Other long-term liabilities:
Deferred compensation plan liabilities	388,851	388,851	—	—
Total liabilities	$395,032	$388,851	$6,181	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2024:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$869,972	$869,972	$—	$—
U.S. Treasury, agency & T-bills	7,985	—	7,985	—
Short-term investments:
U.S. Treasury, agency & T-bills	19,449	—	19,449	—
Corporate debt securities	105,256	—	105,256	—
Asset-backed securities	29,164	—	29,164	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,851	—	8,851	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	386,757	386,757	—	—
Total assets	$1,449,636	$1,256,729	$170,705	$22,202
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$7,032	$—	$7,032	$—
Other long-term liabilities:
Deferred compensation plan liabilities	386,757	386,757	—	—
Total liabilities	$393,789	$386,757	$7,032	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
The following table summarizes our borrowings as of April 30, 2025:

	Effective Interest Rate	Amount (in thousands)
Fixed-rate 4.550% Senior Notes due on April 1, 2027	4.840%	$1,000,000
Fixed-rate 4.650% Senior Notes due on April 1, 2028	4.850%	1,000,000
Fixed-rate 4.850% Senior Notes due on April 1, 2030	4.980%	2,000,000
Fixed-rate 5.000% Senior Notes due on April 1, 2032	5.150%	1,500,000
Fixed-rate 5.150% Senior Notes due on April 1, 2035	5.270%	2,400,000
Fixed-rate 5.700% Senior Notes due on April 1, 2055	5.800%	2,100,000
Total		10,000,000
Unamortized discount and issuance costs		(85,989)
Total Senior Notes		9,914,011
Deferred payment on settlement of interest rate treasury lock		122,488
Other borrowings		14,144
Total		$10,050,643
Reported as:
Short-term debt		22,962
Long-term debt		10,027,681
Total		10,050,643
Senior Notes:
On March 17, 2025, we issued $10 billion in aggregate principal amount of senior, unsecured and unsubordinated long-term notes, including $1 billion aggregate principal amount of 4.550% Senior Notes due April 1, 2027 (the "2027 Senior Notes"), $1 billion aggregate principal amount of 4.650% Senior Notes due April 1, 2028 (the "2028 Senior Notes"), $2 billion aggregate principal amount of 4.850% Senior Notes due April 1, 2030,(the "2030 Senior Notes"), $1.5 billion aggregate principal amount of 5.000% Senior Notes due April 1, 2032 (the "2032 Senior Notes"), $2.4 billion aggregate principal amount of 5.150% Senior Notes due April 1, 2035 (the "2035 Senior Notes") and $2.1 billion aggregate principal amount of 5.700% Senior Notes due April 1, 2055 (the "2055 Senior Notes" and together with the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes and 2035 Senior Notes, the Senior Notes). Our total proceeds were approximately $9.9 billion, net of original issuance discount of $17.0 million and total issuance costs of $70.2 million. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2025. The discount and issuance costs on our Senior Notes are amortized to interest expense over the terms of the respective notes using the effective interest method. The effective rates for the Senior Notes include the interest on the notes, the accretion of the discount and the amortization of issuance costs.
The Senior Notes were issued under an indenture, dated as of March 17, 2025 (the Base Indenture), as supplemented by the first supplemental indenture, dated as of March 17, 2025 (the Supplemental Indenture and, together with the Base Indenture, the Indenture), each between Synopsys and U.S. Bank Trust Company, National Association, as trustee.
The net proceeds of the Senior Notes are intended to be used to fund a portion of the cash consideration to be paid for the Ansys Merger, related transaction fees and expenses, as well as repay Ansys’ outstanding indebtedness.
If (i) the Ansys Merger is not consummated on or before the later of (x) January 31, 2026 and (y) the date that is five business days after any later date upon which “Closing” is permitted to occur under the terms of the Merger Agreement (as mutually agreed upon by the parties to such agreement) (the Special Mandatory Redemption End Date) or (ii) Synopsys notifies the trustee under the Indenture in writing that Synopsys will not pursue consummation of the Ansys Merger, Synopsys will be required to redeem all outstanding 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes (the Special Mandatory Redemption), at a special mandatory redemption price equal to 101% of the aggregate principal amount of the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date upon which the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes will be redeemed. The 2035 Senior Notes and 2055 Senior Notes are not subject to the Special Mandatory Redemption. In the event of a Special Mandatory Redemption, the proceeds of the 2035 Senior Notes and 2055 Senior Notes will be used for general corporate purposes, which may include repayment of outstanding indebtedness.

At any time and from time to time prior to their respective par call dates (as defined in the Indenture and applicable series of Senior Notes or, in the case of the 2027 Senior Notes, prior to the maturity date), Synopsys may redeem the applicable series of the Senior Notes at its option, in whole or in part, at any time and from time to time, at the “make-whole” redemption price (calculated as set forth in the Indenture and applicable series of Senior Notes), plus, in each case, accrued and unpaid interest, if any, on the Senior Notes being redeemed to, but excluding, the redemption date. In addition, on or after the applicable par call date (as defined in the Indenture and applicable series of Senior Notes), Synopsys may redeem the 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes, 2035 Senior Notes or 2055 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest, if any, thereon to, but excluding, the applicable redemption date.
The Indenture contains covenants limiting Synopsys’ ability to create certain liens and enter into certain sale and leaseback transactions. These covenants are subject to important limitations and exceptions as set forth in the Indenture.
Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $10.0 billion as of April 30, 2025. While the Senior Notes are recorded at cost, the fair value of long-term debt was determined based on observable market prices in less active markets and categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of April 30, 2025, we were in compliance with all of our covenants under the Indenture.
During the three months ended January 31, 2025, we entered into 6-month interest rate hedge contracts with an aggregate notional amount of $2.0 billion to manage the variability in cash flows due to changes in benchmark interest rates related to the Senior Notes. These interest rate hedge contracts were terminated and settled during the second quarter of fiscal 2025, and we entered into a deferred payment agreement with the counterparty bank to defer the cash settlement. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements for more information on these cash flow hedging activities.
Bridge Commitment:
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the Bridge Commitment. The Bridge Commitment may be terminated in whole or reduced in part, at our discretion. In addition, the Bridge Commitment Letter provides that net cash proceeds received from certain debt and equity issuances, including the Senior Notes, or the sale of certain businesses and assets, including the Software Integrity Divestiture, as well as term loan commitments under certain qualifying term loan facilities, will result in mandatory commitment reductions under the Bridge Commitment.
On October 3, 2024, we reduced the Bridge Commitment by $1.1 billion to $10.6 billion following the closing of the Software Integrity Divestiture. On March 17, 2025, we further reduced the Bridge Commitment by $9.9 billion following the issuance of the Senior Notes. The Bridge Commitment currently provides for an aggregate principal amount of up to $690 million.
The proceeds of any borrowing under the Bridge Commitment will be used to finance a portion of the cash consideration to be paid for the Ansys Merger, the related fees and expenses, and certain other transactions, as contemplated by the Merger Agreement.
As of April 30, 2025, the unamortized bridge financing costs of $1.4 million is included in other long-term assets in our condensed consolidated balance sheets.
Term Loan:
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of April 30, 2025.

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
Revolving Credit Facilities:
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of April 30, 2025, we were in compliance with the financial covenant.
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
There was no outstanding balance under the Revolving Credit Agreement as of April 30, 2025 and October 31, 2024.
Other Borrowings:
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of April 30, 2025, we had $14.1 million outstanding balance under the agreement.

The carrying amount of the short-term and long-term debt approximates the estimated fair value.
The future principal payments of debt as of April 30, 2025 are as follows:

Principal Payments
Fiscal year	(in thousands)
Remainder of fiscal 2025	$12,344
2026	24,689
2027	1,024,689
2028	1,024,689
2029	24,689
2030 and thereafter	8,024,689
Total	$10,135,789
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
The components of our lease expense during the period presented are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease expense (1)	$26,063	$21,814	$51,115	$44,048
Variable lease expense (2)	6,797	5,952	13,557	11,579
Total lease expense	$32,860	$27,766	$64,672	$55,627
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Six Months Ended April 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$52,374	$49,608
ROU assets obtained in exchange for operating lease liabilities(2)	$70,957	$12,224
(1) Cash paid for amounts included in the measurement of operating lease liabilities included cash from discontinued operations of $2.9 million during the six months ended April 30, 2024.
(2) ROU assets obtained in exchange for operating lease liabilities included ROU assets from discontinued operations of $0.2 million during the six months ended April 30, 2024.
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	April 30, 2025	October 31, 2024
Weighted-average remaining lease term (in years)	7.21	7.59
Weighted-average discount rate	3.05%	2.86%

The following table represents the maturities of our future lease payments due under operating leases as of April 30, 2025:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2025	$59,973
2026	122,550
2027	122,965
2028	108,996
2029	101,896
2030 and thereafter	256,593
Total future minimum lease payments	772,973
Less: Imputed interest	81,365
Total lease liabilities	$691,608
In addition, the sublease income from facilities leased by us, due to us as of April 30, 2025 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2025	$9,164
2026	18,767
2027	19,689
2028	20,280
2029	20,888
2030 and thereafter	17,867
Total	$106,655

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
Subsequently on December 30, 2024, we divested our entire ownership interest in OpenLight. We had previously recorded an impairment charge of $53.5 million related to acquired intangible assets in OpenLight in fiscal 2024. See Note 6. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements in our Annual Report for more information. The goodwill related to the OpenLight acquisition was assigned to our Design Automation reporting unit. The resulting loss on the OpenLight divestiture, included in other income (expense), net in the condensed consolidated statements of income, was not material to our results of operation.
During the first quarter of fiscal 2025, prior to the exercise of the call option, OpenLight incurred a net loss of $3.5 million, of which $0.8 million was attributable to redeemable non-controlling interest. We have excluded the financial results of OpenLight from our condensed consolidated financial statements from the date of sale.

Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	April 30, 2025	October 31, 2024
	(in thousands)
Cumulative currency translation adjustments	$(145,827)	$(161,954)
Unrealized gains (losses) on derivative instruments, net of taxes	(94,692)	(18,800)
Unrealized gains (losses) on available-for-sale securities, net of taxes	383	374
Total	$(240,136)	$(180,380)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$1,282	$(1,019)	$280	$(4,282)
Operating expenses	(3,069)	(137)	(5,655)	(152)
Interest expense	(888)	—	(888)	—
Total	$(2,675)	$(1,156)	$(6,263)	$(4,434)
Amounts reclassified during the six months ended April 30, 2025 and 2024 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 14. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of April 30, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024(1)
	(in thousands)
Total shares repurchased	—	—	—	74
Total cost of the repurchased shares	$—	$—	$—	$45,000
Reissuance of treasury stock	528	668	1,034	1,225
(1) Included the 73,903 shares and $45.0 million equity forward contract from the August 2023 Accelerated Share Repurchase (ASR) settled in November 2023.

Note 15. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Cost of products	$23,050	$13,918	$43,527	$30,179
Cost of maintenance and service	9,502	9,273	18,493	18,449
Research and development expense	109,717	88,671	212,413	179,808
Sales and marketing expense	36,700	30,987	71,650	61,560
General and administrative expense	22,754	19,842	42,103	38,200
Stock-based compensation expense from continuing operations before taxes	201,723	162,691	388,186	328,196
Stock-based compensation expense from discontinued operations before taxes	—	15,144	—	30,291
Total stock-based compensation expense before taxes	201,723	177,835	388,186	358,487
Income tax benefit	(32,659)	(28,809)	(62,847)	(58,075)
Stock-based compensation expense after taxes	$169,064	$149,026	$325,339	$300,412
During the three and six months ended April 30, 2025 and 2024, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Expected life (in years)	2.67 years	—	2.67 years - 2.79 years	2.89 years
Risk-free interest rate	3.90%	—	3.90% - 4.39%	4.41%
Volatility	33.40%	—	33.40% - 34.72%	34.03%
Grant date fair value	$409.94	—	$409.94 - $464.17	$600.29
As of April 30, 2025, we had $1.5 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years. As of April 30, 2025, we had $154.8 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Intrinsic value of awards exercised	$34,479	$48,164	$54,837	$76,019

Note 16. Net Income (Loss) Per Share
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

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$349,232	$299,111	$644,915	$736,561
Net income (loss) from discontinued operations attributed to Synopsys	(3,900)	(7,004)	(3,900)	4,658
Net income attributed to Synopsys	$345,332	$292,107	$641,015	$741,219
Denominator:
Weighted average common shares for basic net income per share	154,927	152,971	154,666	152,629
Dilutive effect of common share equivalents from equity-based compensation	1,161	2,799	1,552	2,981
Weighted average common shares for diluted net income per share	156,088	155,770	156,218	155,610
Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$2.25	$1.96	$4.17	$4.83
Discontinued operations	$(0.02)	$(0.05)	$(0.03)	$0.03
Basic net income per share	$2.23	$1.91	$4.14	$4.86
Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$2.24	$1.92	$4.13	$4.73
Discontinued operations	$(0.03)	$(0.04)	$(0.03)	$0.03
Diluted net income per share	$2.21	$1.88	$4.10	$4.76
Anti-dilutive employee stock-based awards excluded	1,897	208	413	202
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

Information by reportable segment is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Total Segments:
Revenue	$1,604,266	$1,454,712	$3,059,581	$2,965,701
Adjusted operating income	609,270	543,042	1,140,487	1,148,234
Adjusted operating margin	38%	37%	37%	39%
Design Automation:
Revenue	$1,122,235	$1,054,933	$2,142,451	$2,040,272
Adjusted operating income	458,756	418,245	863,426	777,710
Adjusted operating margin	41%	40%	40%	38%
Design IP:
Revenue	$482,031	$399,779	$917,130	$925,429
Adjusted operating income	150,514	124,797	277,061	370,524
Adjusted operating margin	31%	31%	30%	40%
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Total segment adjusted operating income	$609,270	$543,042	$1,140,487	$1,148,234
Reconciling items:
Amortization of acquired intangible assets	(11,656)	(18,061)	(24,252)	(34,745)
Stock-based compensation expense	(201,723)	(162,691)	(388,186)	(328,196)
Deferred compensation plan	20,106	(11,051)	468	(50,496)
Acquisition/divestiture related items	(39,571)	(19,167)	(100,252)	(50,099)
Total operating income	$376,426	$332,072	$628,265	$684,698
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
United States	$649,299	$630,766	$1,260,009	$1,354,587
Europe	194,843	147,476	348,514	284,746
China	157,506	221,820	331,454	462,884
Korea	257,595	192,676	507,980	374,721
Other	345,023	261,974	611,624	488,763
Consolidated	$1,604,266	$1,454,712	$3,059,581	$2,965,701

Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Interest income	$89,890	$11,640	$125,611	$24,791
Gains (losses) on assets related to deferred compensation plan	(20,106)	11,051	(468)	50,496
Foreign currency exchange gains (losses)	(178)	(257)	(115)	3,108
Gain (loss) on sale of strategic investments	(2,435)	—	(2,435)	55,077
Gain on sale of building	51,385	—	51,385	—
Other, net	(4,455)	(5,909)	(9,460)	(10,381)
Total	$114,101	$16,525	$164,518	$123,091
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account our estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Income before income taxes	$396,191	$341,530	$687,308	$798,984
Provision (benefit) for income taxes	$47,181	$45,437	$40,887	$68,346
Effective tax rate	11.9%	13.3%	5.9%	8.6%

Our effective tax rate for the six months ended April 30, 2025, is lower than the statutory federal corporate tax rate of 21% primarily due to the capital loss on the sale of our ownership in OpenLight in the first quarter of 2025, U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation and U.S. foreign tax credits, partially offset by state taxes and the effect of non-deductible stock-based compensation.
Our effective tax rate decreased in the three and six months ended April 30, 2025, as compared to the same periods in fiscal 2024, primarily due to the capital loss on the sale of our ownership in OpenLight in the first quarter of 2025.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. We believe that in the coming 12 months, it is reasonably possible that either certain audits and ongoing tax litigation will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $9.0 million.

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
The Organization for Economic Co-operation and Development (OECD) has a two-pillar solution to address tax challenges arising from digitalization of the economy. Included in this two-pillar solution is the Pillar Two Model Rules (Pillar Two) which define global minimum tax rules and include a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar Two, including certain new laws effective beginning in fiscal 2025. As of April 30, 2025, we do not expect the impact of Pillar 2 to be material.
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
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities, strategies and technological trends, such as artificial intelligence (AI); planned acquisitions and their expected impact, such as our pending acquisition of ANSYS, Inc. (Ansys); planned dispositions and their expected impact; the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, including, among others, the unknown impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes, such as export control restrictions and tariffs, and regional or global military conflicts, and fluctuations in foreign exchange rates, and associated global economic conditions; customer demand and market expansion; our planned product releases and capabilities; industry growth rates; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); software trends; planned stock repurchases; our expected tax rate; and the impact and result of pending legal, administrative and tax proceedings. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
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
Financial Performance Summary
For the second quarter of fiscal 2025, our results reflect our consistent execution and resilient business model, with our revenue and operating income reflecting the effects of the timing of customer spending for hardware and IP, and changes in our revenue mix in the second quarter of fiscal 2025. The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenue	$1,604.3	$1,454.7	$3,059.6	$2,965.7
Cost of revenue	$318.3	$300.4	$588.3	$579.6
Operating expenses	$909.5	$822.2	$1,843.0	$1,701.4
Operating income	$376.4	$332.1	$628.3	$684.7

Net income from continuing operations attributed to Synopsys	$349.2	$299.1	$644.9	$736.6
Net income (loss) from discontinued operations attributed to Synopsys	$(3.9)	$(7.0)	$(3.9)	$4.7
Diluted net income (loss) per share attributed to Synopsys:
Continuing operations	$2.24	$1.92	$4.13	$4.73
Discontinued operations	$(0.03)	$(0.04)	$(0.03)	$0.03
Financial performance summary for the three months ended April 30, 2025 compared to the same period of fiscal 2024:
•Revenues were $1.6 billion, an increase of $149.6 million or 10%, primarily due to revenue growth across a majority of products and geographies.
•Total cost of revenue and operating expenses was $1.2 billion, an increase of $105.2 million or 9%, primarily due to an increase of $106.4 million in employee-related costs resulting from headcount increases through organic growth.
•Operating income was $376.4 million, an increase of $44.4 million or 13%.
Financial performance summary for the six months ended April 30, 2025 compared to the same period of fiscal 2024:
•Revenues were $3.1 billion, an increase of $93.9 million or 3%, primarily due to revenue growth across a majority of products and geographies, partially offset by the impact of the extra week in the first quarter of fiscal 2024 of approximately $63.2 million.
•Total cost of revenue and operating expenses was $2.4 billion, an increase of $150.3 million or 7% primarily due to increases of $133.4 million in employee-related costs resulting from headcount increases through organic growth, and $55.5 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger.
•Operating income was $628.3 million, a decrease of $56.4 million or 8%.
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
In connection with the execution of the Merger Agreement, we entered into a commitment letter on January 15, 2024 (the Bridge Commitment Letter) with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, a senior unsecured bridge facility (the Bridge Commitment). The Bridge Commitment currently provides for an aggregate principal amount of up to approximately $690 million, after reduction following the closing of the sale of our Software Integrity business to entities controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (such sale, the Software Integrity Divestiture) and the issuance of the Senior Notes (as defined below). On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement), which provides us with the ability to borrow up to $4.3 billion at the closing of the Ansys Merger, subject to the satisfaction of customary closing conditions for similar facilities. On March 17, 2025, we issued $1 billion aggregate principal amount of 4.550% Senior Notes due April 1, 2027 (the 2027 Senior Notes), $1 billion aggregate principal amount of 4.650% Senior Notes due April 1, 2028 (the 2028 Senior Notes), $2

billion aggregate principal amount of 4.850% Senior Notes due April 1, 2030 (the 2030 Senior Notes), $1.5 billion aggregate principal amount of 5.000% Senior Notes due April 1, 2032 (the 2032 Senior Notes), $2.4 billion aggregate principal amount of 5.150% Senior Notes due April 1, 2035 (the 2035 Senior Notes) and $2.1 billion aggregate principal amount of 5.700% Senior Notes due April 1, 2055 (the 2055 Senior Notes and together with the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes and 2035 Senior Notes, the Senior Notes) in connection with the Ansys Merger. The net proceeds of the issuance of the Senior Notes and the borrowings under the Term Loan Agreement are intended to be used to fund a portion of the cash consideration to be paid in the Ansys Merger, to pay related transaction fees and expenses and to repay Ansys’ outstanding indebtedness. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for more information on the Senior Notes, Bridge Commitment and the Term Loan Agreement.
For more on risks related to the Ansys Merger, see Part II, Item 1A, Risk Factors, “Risks Related to the Ansys Merger" of this Quarterly Report.
Impact of the Current Macroeconomic and Geopolitical Environment
Uncertainty in the macroeconomic environment, including the effects of, among other things, changes in U.S. and global trade policy, including the recently proposed and enacted tariffs by the U.S. and other governments, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates, and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets. While we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have recovered more slowly from recent macroeconomic uncertainty. The current uncertain macroeconomic environment has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us.
We expect growth across our geographies in fiscal 2025 with the exception of China, where we are continuing to experience a challenging economic environment due to the collective impact of macroeconomic factors and global trade restrictions. See the discussion below and in Part II, Item 1A, Risk Factors, "We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets" of this Quarterly Report for further discussion of the impact of export control regulations on Synopsys.
We are also actively monitoring geopolitical pressures around the world, including the recent changes in U.S. and global trade policy, such as the recently proposed and enacted tariffs by the U.S. government. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. There may be additional changes to tariff levels and other aspects of global trade policy in fiscal 2025 in the U.S. and other countries due to global trade negotiations and other factors. While we are actively monitoring these changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, they have not had a material impact on our business, operating results or financial condition to date.
We are also monitoring other geopolitical pressures around the world, including, among others, changes in China-Taiwan and U.S.-China relations, the conflicts in Ukraine and the Middle East and other regional or global military conflicts. Any significant disruption caused by these or other geopolitical pressures or conflicts could materially affect our employees, business, operating results, financial condition or customers in those regions of the world. For example, Synopsys has employees, operations, customers and strategic partners in the Middle East. While we are actively monitoring the conflicts in the Middle East, at this time they have not had a material impact on our business, operating results or financial condition to date.
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
The second quarter of fiscal 2025 and 2024 ended on April 30, 2025 and May 4, 2024, respectively. Our results of operations for the first six months of fiscal 2025 and fiscal 2024 included 179 days and 189 days, respectively. The extra week in the first quarter of fiscal 2024 resulted in approximately $63.2 million of additional revenue, and approximately $52.5 million of additional expenses, including approximately $10.6 million in stock-based compensation costs from continuing operations.
For presentation purposes, this Quarterly Report refers to the closest calendar month end for the second quarter of fiscal 2024.
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
The accounting policies that most frequently require us to make estimates and assumptions and therefore are critical to understanding our results of operations, are:

•Revenue recognition; and
•Business combinations.
There have been no material changes in our critical accounting estimates during the six months ended April 30, 2025 since our Annual Report for fiscal 2024. Refer to Item 7A, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II of our Annual Report for a complete description of our critical accounting estimates.
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
Total Revenue

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$1,122.3	$1,054.9	$67.4	6%
Design IP	482.0	399.8	82.2	21%
Total	$1,604.3	$1,454.7	$149.6	10%
Six months ended
Design Automation	$2,142.5	$2,040.3	$102.2	5%
Design IP	917.1	925.4	(8.3)	(1)%
Total	$3,059.6	$2,965.7	$93.9	3%
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
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) as of April 30, 2025 were $8.1 billion, which includes $1.2 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 42% of the backlog as of April 30, 2025, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and six months ended April 30, 2025, including our contract balances as of such date, see Note 5. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and six months ended April 30, 2025 compared to the same periods in fiscal 2024 was primarily due to revenue growth of our business across a majority of product groups and geographies. The increase for the six-month period was partially offset by the impact of the extra week in the first quarter of fiscal 2024 of approximately $63.2 million.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Time-Based Products Revenue

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$828.3	$781.7	$46.6	6%
Percentage of total revenue	52%	54%
Six months ended	$1,656.6	$1,586.8	$69.8	4%
Percentage of total revenue	54%	54%
The increase in time-based products revenue for the three and six months ended April 30, 2025 compared to the same periods in fiscal 2024 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods. The increase for the six-month period was partially offset by the impact of the extra week in the first quarter of fiscal 2024.
Upfront Products Revenue

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$510.7	$396.4	$114.3	29%
Percentage of total revenue	32%	27%
Six months ended	$878.8	$838.8	$40.0	5%
Percentage of total revenue	29%	28%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and six months ended April 30, 2025 compared to the same periods in fiscal 2024 was primarily due to an increase in the sale of IP and hardware products, driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP and hardware product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$117.8	$110.9	$6.9	6%
Professional service and other revenue	147.4	165.7	(18.3)	(11)%
Total	$265.2	$276.6	$(11.4)	(4)%
Percentage of total revenue	16%	19%
Six months ended
Maintenance revenue	$235.0	$212.3	$22.7	11%
Professional service and other revenue	289.2	327.9	(38.7)	(12)%
Total	$524.2	$540.2	$(16.0)	(3)%
Percentage of total revenue	17%	18%
The increase in maintenance revenue for the three and six months ended April 30, 2025 compared to the same periods in fiscal 2024 was primarily due to an increase in the volume of arrangements that include maintenance.
The decrease in professional service and other revenue for the three and six months ended April 30, 2025 compared to the same periods in fiscal 2024 was primarily due to the timing of IP customization projects.

Cost of Revenue

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$216.2	$198.7	$17.5	9%
Cost of maintenance and service revenue	94.4	88.2	6.2	7%
Amortization of acquired intangible assets	7.7	13.5	(5.8)	(43)%
Total	$318.3	$300.4	$17.9	6%
Percentage of total revenue	20%	21%
Six months ended
Cost of products revenue	$385.0	$374.2	$10.8	3%
Cost of maintenance and service revenue	187.0	178.7	8.3	5%
Amortization of acquired intangible assets	16.3	26.7	(10.4)	(39)%
Total	$588.3	$579.6	$8.7	2%
Percentage of total revenue	19%	20%
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
The increase in cost of revenue for the three months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $23.2 million in employee-related costs as a result of headcount increases from hiring, and $9.0 million in hardware-related costs including inventory provisions, partially offset by a decrease of $5.8 million in amortization of acquired technology-related intangible assets.
The increase in cost of revenue for the six months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $29.7 million in employee-related costs as a result of headcount increases from hiring, $3.7 million in hardware-related costs including inventory provisions, partially offset by decreases of $10.4 million in amortization of acquired technology-related intangible assets, $4.1 million in IT and facility costs, $3.4 million in costs to fulfill IP consulting arrangements, and $2.7 million in the change in the fair value of our executive deferred compensation plan assets .

Operating Expenses
Research and Development

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$554.0	$493.1	$60.9	12%
Percentage of total revenue	35%	34%
Six months ended	$1,107.2	$1,018.7	$88.5	9%
Percentage of total revenue	36%	34%
The increase in research and development expenses for the three months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $63.2 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $9.5 million in IT and facility costs, and $5.3 million in consultant and contractor costs, partially offset by a decrease of $19.7 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in research and development expenses for the six months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $82.5 million in employee-related costs as a result of headcount increases as we continue to expand and enhance our product portfolio, $16.9 million in IT and facility costs, and $15.7 million in consultant and contractor costs, partially offset by a decrease of $27.7 million in the change in the fair value of our executive deferred compensation plan assets.
Sales and Marketing

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$215.0	$209.8	$5.2	2%
Percentage of total revenue	13%	14%
Six months ended	$424.2	$428.6	$(4.4)	(1)%
Percentage of total revenue	14%	14%
The increase in sales and marketing expenses for the three months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to an increase of $13.9 million in employee-related costs due to headcount increases, partially offset by a decrease of $6.0 million in the change in the fair value of our executive deferred compensation plan assets.
The decrease in sales and marketing expenses for the six months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to decreases of $15.5 million in the change in the fair value of our executive deferred compensation plan assets, and $3.2 million in IT and facility costs, partially offset by an increase of $13.7 million in employee-related costs due to headcount increases.
General and Administrative

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$136.5	$114.8	$21.7	19%
Percentage of total revenue	9%	8%
Six months ended	$303.6	$246.0	$57.6	23%
Percentage of total revenue	10%	8%
The increase in general and administrative expenses for the three months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $21.1 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, and $6.1 million in employee-related costs due to headcount increases from hiring, partially offset by a decrease of $3.7 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in general and administrative expenses for the six months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $55.5 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, and $7.5 million in employee-related costs due to headcount increases from hiring, partially offset by a decrease of $5.1 million in the change in the fair value of our executive deferred compensation plan assets.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	4.0	4.6	(0.6)	(13)%
Percentage of total revenue	—%	—%
Six months ended	8.0	8.1	(0.1)	(1)%
Percentage of total revenue	—%	—%
Amortization of acquired intangible assets for the three and six months ended April 30, 2025 compared to the same periods in fiscal 2024 was relatively flat primarily due to acquired intangible assets that were fully amortized, offset by additions of acquired intangible assets in fiscal 2024. See Note 6. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Interest Expense

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	(94.3)	$(7.1)	$(87.2)	1,228%
Percentage of total revenue	(6)%	—%
Six months ended	$(105.5)	$(8.8)	$(96.7)	1,099%
Percentage of total revenue	(3)%	—%
The increase in interest expense for the three and six months ended April 30, 2025 as compared to the same periods in fiscal 2024 was primarily due to the issuance of the Senior Notes in the second quarter of fiscal 2025. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for further detail on our debt obligations.

Other Income (Expense), Net

	April 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$89.9	$11.6	$78.3	675%
Gains (losses) on assets related to deferred compensation plan	(20.1)	11.1	(31.2)	(281)%
Foreign currency exchange gains (losses)	(0.2)	(0.3)	0.1	(33)%
Gain (loss) on sale of strategic investments	(2.4)	—	(2.4)	(100)%
Gain on sale of building	51.4	—	51.4	100%
Other, net	(4.5)	(5.9)	1.4	(24)%
Total	$114.1	$16.5	$97.6	592%
Six months ended
Interest income	$125.6	$24.8	$100.8	406%
Gains (losses) on assets related to deferred compensation plan	(0.5)	50.5	(51.0)	(101)%
Foreign currency exchange gains (losses)	(0.1)	3.1	(3.2)	(103)%
Gain (loss) on sale of strategic investments	(2.4)	55.1	(57.5)	(104)%
Gain on sale of building	51.4	—	51.4	100%
Other, net	(9.5)	(10.4)	0.9	(9)%
Total	$164.5	$123.1	$41.4	34%
The increase in other income (expense) for the three and six months ended April 30, 2025 as compared to the same periods in fiscal 2024 was primarily due to higher interest income as a result of higher cash balance and the gain recognized from the sale of an office building, partially offset by a decrease in the change in fair value of our executive deferred compensation plan assets. The increase for the six-month period was also partially offset by the impact of gain recognized from the sale of strategic investments in the first quarter of fiscal 2024.
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
Design Automation Segment

	April 30,
	2025	2024	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$458.8	$418.2	$40.6	10%
Adjusted operating margin	41%	40%	1%	3%
Six months ended
Adjusted operating income	$863.4	$777.7	$85.7	11%
Adjusted operating margin	40%	38%	2%	5%
The increase in adjusted operating income for the three and six months ended April 30, 2025 compared to the same periods in fiscal 2024 was primarily due to an increase in revenue from arrangements booked in prior periods.

Design IP Segment

	April 30,
	2025	2024	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$150.5	$124.8	$25.7	21%
Adjusted operating margin	31%	31%	—%	—%
Six months ended
Adjusted operating income	$277.1	$370.5	$(93.4)	(25)%
Adjusted operating margin	30%	40%	(10)%	(25)%
The increase in adjusted operating income for the three months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to an increase in the revenue of IP products driven by timing of customer demands.
The decrease in adjusted operating income for the six months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to an increase in employee-related costs due to headcount increases.
Income Taxes

Our effective tax rate decreased in the three and six months ended April 30, 2025, as compared to the same periods in fiscal 2024, primarily due to capital loss on the sale of our ownership in OpenLight in the first quarter of 2025.
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2025, we held $14.3 billion in cash, cash equivalents and short-term investments. We also held $4.3 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of approximately AA.
As of April 30, 2025, approximately $717.1 million of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
The pending Ansys Merger will continue to result in a material increase in our debt and liquidity needs impacting our capital needs during the next twelve months and beyond. We intend to fund our anticipated $19 billion cash consideration payment through a combination of cash on hand, including net proceeds from the issuance of the Senior Notes and the Software Integrity Divestiture, the fully-committed debt financing in place for approximately $4.99 billion (which includes approximately $690 million under the Bridge Commitment), and any net cash proceeds to be received from the sale of certain businesses and assets, including the Optical Solutions Divestiture. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
As of April 30, 2025, $194.3 million remained available for future stock repurchases under our stock repurchase program (the Program). In connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
During the six months ended April 30, 2025, we entered into a deferred payment agreement to defer the cash settlement of the 2025 Rate Lock Agreements over a period of 5.5 years. There were no other significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7,

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
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
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the six months ended April 30, 2025.
Cash Flows
Our condensed consolidated statements of cash flows include cash flows related to the Software Integrity business. Significant non-cash items and capital expenditures of discontinued operations related to our Software Integrity business are presented separately in Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

	Six Months Ended April 30,
	2025	2024	$ Change
	(dollars in millions)
Cash provided by operating activities	$207.9	$388.8	$(180.9)
Cash provided by (used in) investing activities	54.0	(166.2)	220.2
Cash provided by (used in) financing activities	9,954.6	(154.6)	10,109.2
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
The decrease in cash provided by operating activities for the six months ended April 30, 2025 compared to the same period in fiscal 2024 was primarily due to the unrealized loss from settlement of the interest rate treasury lock of $121.6 million in the second quarter of fiscal 2025, lower accounts receivable collections and lower net income of $92.8 million.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $54.0 million for the six months ended April 30, 2025 compared to net cash used in investing activities of $166.2 million for the same period in fiscal 2024. The increase in cash provided by investing activities was primarily driven by lower cash paid for acquisitions of $139.6 million, proceeds from the sale of an office building of $74.3 million in the second quarter of fiscal year 2025, proceeds of $70.1 million from the first two deferred consideration installment payments and final working capital adjustment payment received in connection with the Software Integrity Divestiture, partially offset by lower proceeds from the sales and maturities of investments of $61.4 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $10.0 billion for the six months ended April 30, 2025 compared to net cash used in financing activities of $154.6 million for the same period in fiscal 2024. The increase in cash provided by financing activities was primarily driven by net proceeds of $10.0 billion from debt in the second quarter of fiscal 2025, the payment of bridge financing costs of $54.7 million in connection with the Ansys Merger during the six months ended April 30, 2024, and lower taxes paid for net share settlements of $45.7 million, partially offset by the redemption of redeemable non-controlling interest of $30.0 million in the first quarter of fiscal 2025.

Bridge Commitment Letter, Term Loan, Revolving Credit Facilities and Senior Notes
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the Bridge Commitment. The Bridge Commitment currently provides for an aggregate principal amount of up to approximately $690 million, after the reduction following the closing of the Software Integrity Divestiture and the issuance of the Senior Notes. The proceeds of any borrowing under the Bridge Commitment will be used for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement.
The commitments to provide the Bridge Commitment may be terminated in whole or reduced in part, at our discretion. In addition, the Bridge Commitment Letter provides that net cash proceeds received from certain debt and equity issuances, including the Senior Notes, or the sale of certain businesses and assets, including the Software Integrity Divestiture, as well as term loan commitments under certain qualifying term loan facilities, will result in mandatory commitment reductions under the Bridge Commitment.
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures two years after funding and a $2.85 billion tranche (Tranche 2) that matures three years after funding. There was no outstanding balance under the Term Loan Agreement as of April 30, 2025.
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

The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option. There was no outstanding balance under the Revolving Credit Agreement as of April 30, 2025.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of April 30, 2025, we were in compliance with the financial covenant.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of April 30, 2025, we had $14.1 million outstanding balance under the agreement.
In March 2025, we issued $10 billion aggregate principal amount of the Senior Notes. Our total proceeds were approximately $9.9 billion, net of original issuance discount of $17.0 million and total issuance costs of $70.2 million. The net proceeds of the Senior Notes are intended to be used to fund a portion of the cash consideration to be paid for the Ansys Merger, related transaction fees and expenses, as well as repay Ansys' outstanding indebtedness. If (i) the Ansys Merger is not consummated on or before the later of (x) January 31, 2026 and (y) the date that is five business days after any later date upon which “Closing” is permitted to occur under the terms of the Merger Agreement (as mutually agreed upon by the parties to such agreement) (the Special Mandatory Redemption End Date) or (ii) Synopsys notifies the trustee under the Indenture in writing that Synopsys will not pursue consummation of the Ansys Merger, Synopsys will be required to redeem all outstanding 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes (the Special Mandatory Redemption), at a special mandatory redemption price equal to 101% of the aggregate principal amount of the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date upon which the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes and 2032 Senior Notes will be redeemed. The 2035 Senior Notes and 2055 Senior Notes are not subject to the Special Mandatory Redemption. In the event of a Special Mandatory Redemption, the proceeds of the 2035 Senior Notes and 2055 Senior Notes will be used for general corporate purposes, which may include repayment of outstanding indebtedness.
See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
As of April 30, 2025, we had $122.5 million outstanding balance under the deferred payment agreement related to the 2025 Rate Lock agreements. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this Quarterly Report regarding borrowings under our Term Loan Agreement and Revolving Credit Agreement.
As of April 30, 2025, our exposure to market risk had not changed materially since November 2, 2024.
As of April 30, 2025, we had approximately $9.9 billion of Senior Notes, net of unamortized debt issuance costs, outstanding. The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of April 30, 2025, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Regardless of how well designed and operated, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our compliance programs and compliance training for employees may not prevent our employees or contractors from breaching or circumventing our policies or violating applicable laws and regulations. Our CEO and CFO have concluded that, as of April 30, 2025, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Uncertainty in the macroeconomic environment, including the effects of, among other things, changes in U.S. and global trade policy, including the recently proposed and enacted tariffs by the U.S. and other governments, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates and associated global economic conditions, have resulted in volatility in credit, equity and foreign currency markets. This uncertain macroeconomic environment has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us. Such caution by customers has, among other things, limited our ability to maintain or increase our sales or recognize revenue from committed contracts.
If these macroeconomic uncertainties persist and economic conditions continue to deteriorate, then the semiconductor and electronics industries could fail to grow. Additionally, uncertain macroeconomic conditions could also have the effect of increasing other risks and uncertainties facing our business, which could have a material adverse effect on our operating results and financial condition. Such risks that may be heightened by uncertain macroeconomic conditions include, among others, China’s stated policy of becoming a global leader in the semiconductor industry, which may lead to increased competition or further disruption of international trade relationships, including, but not limited to, additional government trade restrictions. For more on risks related to government export and import restrictions, see “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
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
The growth of the EDA industry as a whole and our sales in our Design Automation and Design IP segments are primarily dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers have chosen to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. If growth in the semiconductor and electronics industries slows or stalls, including, among other things, due to changes in U.S. and global trade policy, including the recently proposed and enacted tariffs by the U.S. government, the expansion of Export Regulations (as defined below), sustained global inflationary pressures and elevated interest rates, a continued or worsening global supply chain disruption, geopolitical pressures or economic slowdowns or recessions, then demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected. Additionally, as the EDA industry has matured, stronger competition has emerged from companies better able to compete as sole source vendors. This increased competition could cause our revenue growth rate to decline and exert downward pressure on our operating margins, which would have an adverse effect on our business and financial condition.
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
We believe that the Export Regulations do not materially impact our business at this time, but we cannot predict the impact that additional changes to the Export Regulations may have on our business in the future. The United States has published significant changes to the Export Regulations and we anticipate additional changes to the Export Regulations in the future. For example, the United States government has implemented controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users. These controls expand the scope of foreign-produced items subject to license requirements for certain entities on the U.S. government's Entity List. Future changes to the Export Regulations, including changes in the enforcement and scope of such regulations, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes could prevent the export or import of our products to certain destinations or persons.

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
•Uncertain economic, legal and political conditions in China, Europe, the Middle East and other regions where we do business, including, for example, changes in China-Taiwan or U.S.-China relations, regional or global military conflicts, and related sanctions and financial penalties imposed on participants in such conflicts;
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
Furthermore, if any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and operating results will be harmed. There is inherent risk, based on the complex relationships between certain Asian countries such as China and the United States, that political, diplomatic or military events could result in trade disruptions, including tariffs, trade embargoes, export restrictions and other trade barriers. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have an adverse impact on our backlog, future revenue and profits and our customers’ and suppliers’ business, operating results and financial condition. For example and as described above, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, including tariffs, and other geopolitical risks with respect to China and Taiwan may cause disruptions in the markets and industries we serve and our supply chain, decreased demand from customers for products using our solutions or other disruptions, which could, directly or indirectly, materially harm our business, operating results and financial condition. For more on risks related to government export and import restrictions, see “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”

In response to the U.S. adopting tariffs and trade barriers or taking other actions, other countries, such as China, have in the past and may in the future adopt tariffs and trade barriers that could limit our ability to offer our products and services in such jurisdictions. Current and potential customers who are concerned or affected by such tariffs or restrictions may respond by developing their own products or replacing our solutions, which would have an adverse effect on our business. In addition, government or customer efforts, attitudes, laws or policies regarding technology independence may lead to non-U.S. customers favoring their domestic technology solutions that could compete with or replace our products, which would also have an adverse effect on our business.
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
While AI technology may drive future growth in the semiconductor and electronics industries as well as our business, worldwide markets for AI-enabled products may not develop in the manner or time periods we anticipate, or at all. If domestic or global economies worsen, overall spending on the development of AI-related products may decrease, which would adversely impact demand for our products in these markets. Even if the demand for AI-enabled products develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ needs to develop products for the AI markets, we may miss a significant opportunity and our business, operating results and financial condition could be materially and adversely affected. In addition, because the markets for AI-related products are still emerging, demand for these products may be unpredictable and may vary significantly from one period to another.
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
•Potential reductions in overall margins, as the gross margin for our hardware products, is typically lower than those of our software products and may be subject to certain trade regulation, including tariffs;
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
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain, including the effects of changes in U.S. and global trade policy, including the recently proposed and enacted tariffs by the U.S. and other governments, sustained global inflationary pressures and elevated interest rates, or global semiconductor shortages.
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
We expect that the pending Ansys Merger is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs. We anticipate that the funds needed to fund the cash portion of the Ansys Merger consideration and to pay related transaction fees and expenses will be derived from a combination of available cash on hand and third-party debt financing. As of April 30, 2025, approximately 5% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to fund the Ansys Merger, pay related transaction fees and expenses and meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows and third-party debt financing, which will include a combination of available credit under our Term Loan Agreement, Revolving Credit Agreement, the Bridge Commitment and the issuance of the Senior Notes. Our ability to obtain any such new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. We may be required to incur debt at higher than anticipated interest rates, access other funding sources or repatriate cash, any of which could negatively affect our operating results, capital structure or the market price of our common stock.
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
We have incurred and we expect that we will continue to incur a substantial amount of debt in connection with the Ansys Merger. As of April 30, 2025, we have entered into the Bridge Commitment Letter and the Term Loan Agreement and issued the Senior Notes for the purpose of financing a portion of the cash consideration to be paid in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. We also expect to use a portion of these proceeds to repay Ansys’ existing credit facility substantially concurrently with the completion of the Ansys Merger.
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
The agreements that will govern our indebtedness following the Ansys Merger, including any indebtedness to be incurred pursuant to the Bridge Commitment Letter (or any indebtedness that may refinance or replace the Bridge Commitment as set forth in the Bridge Commitment Letter) and the Term Loan Agreement, will contain various affirmative and negative covenants. The indenture governing the Senior Notes also contains various affirmative and negative covenants. Such covenants may, subject to certain significant exceptions, restrict our ability and the ability of certain of our subsidiaries after the Ansys Merger to, among other things, engage in mergers, consolidations and acquisitions, grant liens, enter into certain sale and leaseback transactions and incur debt at subsidiaries. In addition, the term loan and any facilities to be incurred pursuant to the Bridge Commitment Letter also contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions after the Ansys Merger may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition.
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including, among others, the SEC, the Nasdaq Stock Market, the Financial Accounting Standards Board, other federal agencies, states and the international governing bodies such as the European Union. These rules and regulations continue to evolve in scope and complexity making compliance difficult and uncertain. Changing rules and regulations as well as customer, employee and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on evolving environmental, social and governance (ESG) reporting standards, including California's climate-related disclosure laws and the European Union's Corporate Sustainability Reporting Directive, as well as customer requirements, may be costly, difficult and time consuming. We may also communicate certain initiatives and goals regarding environmental matters, human capital matters, responsible sourcing, social investments and other ESG matters in our public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives can be costly, difficult and time consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders, regulators or authorities for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs (1)
Month #1
February 1, 2025 through February 28, 2025	—	$—	—	$194,276,393
Month #2
March 1, 2025 through March 31, 2025	—	$—	—	$194,276,393
Month #3
April 1, 2025 through April 30, 2025	—	$—	—	$194,276,393
Total	—	$—	—	$194,276,393
(1) In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of April 30, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the pending Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
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

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 15, 2024, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp.	8-K	000-19807	2.1	1/16/2024
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	3/25/2024
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
4.2	Indenture, dated as of March 17, 2025, between Synopsys and U.S. Bank Trust Company, National Association, as trustee	8-K	000-19807	4.1	3/17/2025
4.3	First Supplemental Indenture, dated as of March 17, 2025, between the Synopsys and U.S. Bank Trust Company, National Association, as trustee.	8-K	000-19807	4.2	3/17/2025
4.4	Form of 4.550% senior notes due 2027 (included in Exhibit 4.3)	8-K	000-19807	4.3	3/17/2025
4.5	Form of 4.650% senior notes due 2028 (included in Exhibit 4.3)	8-K	000-19807	4.4	3/17/2025
4.6	Form of 4.850% senior notes due 2030 (included in Exhibit 4.3)	8-K	000-19807	4.5	3/17/2025
4.7	Form of 5.000% senior notes due 2032 (included in Exhibit 4.3)	8-K	000-19807	4.6	3/17/2025
4.8	Form of 5.150% senior notes due 2035 (included in Exhibit 4.3)	8-K	000-19807	4.7	3/17/2025
4.9	Form of 5.700% senior notes due 2055 (included in Exhibit 4.3)	8-K	000-19807	4.8	3/17/2025
10.1	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.1	4/11/2025
10.2	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.2	4/11/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1*
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of April 30, 2025 and November 2, 2024, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended April 30, 2025 and May 4, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended April 30, 2025 and May 4, 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity at April 30, 2025 and May 4, 2024, (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2025 and May 4, 2024 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: May 28, 2025	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)