Form 10-Q
period 2025-07-31
SYNOPSYS INC
filed 2025-09-09
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 5, 2025, there were 185,748,673 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	July 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,526,475	$3,896,532
Short-term investments	67,235	153,869
Total cash, cash equivalents and short-term investments	2,593,710	4,050,401
Accounts receivable, net	1,392,373	934,470
Inventories	382,056	361,849
Prepaid and other current assets	1,153,172	1,122,946
Current assets held for sale	74,317	—
Total current assets	5,595,628	6,469,666
Property and equipment, net	699,688	563,006
Operating lease right-of-use assets, net	693,368	565,917
Goodwill	26,945,723	3,448,850
Intangible assets, net	13,079,912	195,164
Deferred income taxes	97,061	1,247,258
Other long-term assets	1,118,876	583,700
Total assets	$48,230,256	$13,073,561
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,283,204	$1,163,592
Operating lease liabilities	127,452	94,791
Deferred revenue	1,991,429	1,391,737
Short-term debt	22,117	—
Current liabilities held for sale	20,005	—
Total current liabilities	3,444,207	2,650,120
Long-term operating lease liabilities	672,729	574,065
Long-term deferred revenue	383,405	340,831
Long-term debt	14,318,016	15,601
Other long-term liabilities	1,797,713	469,738
Total liabilities	20,616,070	4,050,355
Redeemable non-controlling interest	—	30,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 185,460 and 154,112 shares outstanding, respectively	1,855	1,541
Capital in excess of par value	18,549,871	1,211,206
Retained earnings	9,866,791	8,984,105
Treasury stock, at cost: 1,756 and 3,148 shares, respectively	(572,091)	(1,025,770)
Accumulated other comprehensive income (loss)	(231,895)	(180,380)
Total Synopsys stockholders’ equity	27,614,531	8,990,702
Non-controlling interest	(345)	2,504
Total stockholders’ equity	27,614,186	8,993,206
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$48,230,256	$13,073,561

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Time-based products	$892,364	$803,147	$2,548,928	$2,389,924
Upfront products	516,404	442,528	1,395,204	1,281,283
Total products revenue	1,408,768	1,245,675	3,944,132	3,671,207
Maintenance and service	330,969	280,074	855,186	820,243
Total revenue	1,739,737	1,525,749	4,799,318	4,491,450
Cost of revenue:
Products	230,895	179,536	615,953	553,753
Maintenance and service	103,301	96,630	290,309	275,348
Amortization of acquired intangible assets	46,368	14,510	62,624	41,165
Total cost of revenue	380,564	290,676	968,886	870,266
Gross margin	1,359,173	1,235,073	3,830,432	3,621,184
Operating expenses:
Research and development	625,301	508,872	1,732,496	1,527,542
Sales and marketing	259,480	211,491	683,700	640,117
General and administrative	280,550	150,437	584,133	396,464
Amortization of acquired intangible assets	28,573	4,062	36,569	12,152
Total operating expenses	1,193,904	874,862	3,036,898	2,576,275
Operating income	165,269	360,211	793,534	1,044,909
Interest expense	(146,502)	(11,742)	(251,977)	(20,547)
Other income (expense), net	170,543	43,526	335,061	166,617
Income before income taxes	189,310	391,995	876,618	1,190,979
Provision (benefit) for income taxes	(52,967)	(30,712)	(12,080)	37,634
Net income from continuing operations	242,277	422,707	888,698	1,153,345
Income (loss) from discontinued operations, net of income taxes	—	(17,813)	(3,900)	(13,155)
Net income	242,277	404,894	884,798	1,140,190
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(232)	(3,161)	1,274	(9,084)
Net income attributed to Synopsys	$242,509	$408,055	$883,524	$1,149,274

Net income (loss) attributed to Synopsys:
Continuing operations	$242,509	$425,868	$887,424	$1,162,429
Discontinued operations	—	(17,813)	(3,900)	(13,155)
Net income	$242,509	$408,055	$883,524	$1,149,274

Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$1.51	$2.78	$5.67	$7.60
Discontinued operations	$—	$(0.12)	$(0.03)	$(0.08)
Basic net income per share	$1.51	$2.66	$5.64	$7.52

Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$1.50	$2.73	$5.61	$7.46
Discontinued operations	$—	$(0.12)	$(0.02)	$(0.09)
Diluted net income per share	$1.50	$2.61	$5.59	$7.37

Shares used in computing per share amounts:
Basic	160,174	153,417	156,536	152,885
Diluted	161,682	156,131	158,176	155,863
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Net income	$242,277	$404,894	$884,798	$1,140,190
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,747	4,913	18,874	4,526
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(387)	885	(378)	1,764
Cash flow hedges:
Deferred gains (losses), net of tax benefit (loss) of $(1,666) and $20,336 for the three and nine months ended July 31, 2025, respectively and of $(1,989) and $(1,970) for each of the same periods in fiscal 2024, respectively	5,598	4,181	(76,558)	7,656
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(18) and $(2,204) for the three and nine months ended July 31, 2025, respectively, and of $348 and $(2,083), for each of the same periods in fiscal 2024, respectively	283	(2,078)	6,547	2,356
Other comprehensive income (loss), net of tax effects	8,241	7,901	(51,515)	16,302
Comprehensive income	250,518	412,795	833,283	1,156,492
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(232)	(3,161)	1,274	(9,084)
Comprehensive income attributed to Synopsys	$250,750	$415,956	$832,009	$1,165,576
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2025	155,146	$1,552	$1,219,021	$9,624,282	$(689,001)	$(240,136)	$9,915,718	$(113)	$9,915,605
Net income				242,509			242,509	(232)	242,277
Other comprehensive income (loss), net of tax effects						8,241	8,241		8,241
Common stock issued upon the acquisition of Ansys	29,955	300	17,105,238				17,105,538		17,105,538
Assumption of equity awards in connection with the acquisition of Ansys			130,963				130,963		130,963
Common stock issued, net of shares withheld for employee taxes	359	3	(173,074)		116,910		(56,161)		(56,161)
Stock-based compensation			267,723				267,723		267,723
Balance at July 31, 2025	185,460	$1,855	$18,549,871	$9,866,791	$(572,091)	$(231,895)	$27,614,531	$(345)	$27,614,186

Balance at October 31, 2024	154,112	$1,541	$1,211,206	$8,984,105	$(1,025,770)	$(180,380)	$8,990,702	$2,504	$8,993,206
Net income				883,524			883,524	2,112	885,636
Other comprehensive income (loss), net of tax effects						(51,515)	(51,515)		(51,515)
Common stock issued upon the acquisition of Ansys	29,955	300	17,105,238				17,105,538		17,105,538
Assumption of equity awards in connection with the acquisition of Ansys			130,963				130,963		130,963
Common stock issued, net of shares withheld for employee taxes	1,393	14	(558,370)		453,679		(104,677)		(104,677)
Stock-based compensation			655,200				655,200	709	655,909
Adjustments to redeemable non-controlling interest				(838)			(838)		(838)
Deconsolidation of non-controlling interest upon the sale of subsidiary			5,634				5,634	(5,670)	(36)
Balance at July 31, 2025	185,460	$1,855	$18,549,871	$9,866,791	$(572,091)	$(231,895)	$27,614,531	$(345)	$27,614,186

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2024	153,204	$1,532	$1,182,829	$7,478,366	$(1,321,554)	$(188,013)	$7,153,160	$4,638	$7,157,798
Net income				408,055			408,055	(783)	407,272
Other comprehensive income (loss), net of tax effects						7,901	7,901		7,901
Common stock issued, net of shares withheld for employee taxes	409	4	(170,884)		133,119		(37,761)		(37,761)
Stock-based compensation			180,418				180,418	1,121	181,539
Adjustments to redeemable non-controlling interest				(2,377)			(2,377)		(2,377)
Balance at July 31, 2024	153,613	$1,536	$1,192,363	$7,884,044	$(1,188,435)	$(180,112)	$7,709,396	$4,976	$7,714,372

Balance at October 31, 2023	152,053	$1,521	$1,276,152	$6,741,699	$(1,675,650)	$(196,414)	$6,147,308	$5,950	$6,153,258
Net income				1,149,274			1,149,274	(2,154)	1,147,120
Other comprehensive income (loss), net of tax effects						16,302	16,302		16,302
Purchases of treasury stock	(74)	(1)	1		(45,000)		(45,000)		(45,000)
Equity forward contract, net			45,000				45,000		45,000
Common stock issued, net of shares withheld for employee taxes	1,634	16	(666,689)		532,215		(134,458)		(134,458)
Stock-based compensation			536,401				536,401	3,625	540,026
Adjustments for redeemable non-controlling interest				(6,929)			(6,929)		(6,929)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,498				1,498	(2,445)	(947)
Balance at July 31, 2024	153,613	$1,536	$1,192,363	$7,884,044	$(1,188,435)	$(180,112)	$7,709,396	$4,976	$7,714,372
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$884,798	$1,140,190
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	211,307	180,149
Reduction of operating lease right-of-use assets	80,789	72,196
Amortization of capitalized costs to obtain revenue contracts	38,920	57,071
Stock-based compensation	655,909	540,026
Allowance for credit losses	23,559	14,696
(Gain) loss on sale of strategic investments	3,635	(55,077)
Gain on sale of building	(51,385)	—
Loss on divestitures, net of transaction costs	8,299	—
Amortization of bridge financing costs	41,996	18,435
Amortization of debt issuance costs	6,790	—
Deferred income taxes	(326,610)	(276,840)
Other	(737)	(3,730)
Net changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(27,989)	59,159
Inventories	(34,068)	(71,303)
Prepaid and other current assets	120,348	(350,652)
Other long-term assets	(427,793)	(137,159)
Accounts payable and accrued liabilities	31,384	17,532
Operating lease liabilities	(78,360)	(72,254)
Income taxes	(140,347)	(241,952)
Deferred revenue	(19,932)	(46,276)
Unrealized loss on settlement of interest rate treasury lock	(121,643)	—
Net cash provided by operating activities	878,870	844,211
Cash flows from investing activities:
Proceeds from maturities of short-term investments	53,630	98,265
Proceeds from sales of short-term investments	148,809	200
Purchases of short-term investments	(47,558)	(97,181)
Proceeds from sales of strategic investments	3,470	55,696
Purchases of strategic investments	(4,086)	(1,240)
Purchases of property and equipment, net	(134,908)	(118,772)
Proceeds from sale of building	74,279	—
Acquisitions, net of cash acquired	(16,681,257)	(156,947)
Proceeds from business divestiture, net of cash divested	142,546	—
Other	(611)	—
Net cash used in investing activities	(16,445,686)	(219,979)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	14,329,340	—
Repayment of debt	(2,579)	(2,607)
Payment of bridge financing and term loan costs	—	(72,265)
Issuances of common stock	138,101	143,148
Payments for taxes related to net share settlement of equity awards	(242,791)	(278,571)
Redemption of redeemable non-controlling interest	(30,000)	—
Other	(463)	(1,096)
Net cash provided by (used in) financing activities	14,191,608	(211,391)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,649	5,458
Net change in cash, cash equivalents and restricted cash	(1,366,559)	418,299

Cash, cash equivalents and restricted cash, beginning of year, including cash from discontinued operations	3,898,729	1,441,187
Cash, cash equivalents and restricted cash, end of period, including cash from discontinued operations	2,532,170	1,859,486
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	17,441
Cash, cash equivalents and restricted cash from continuing operations	$2,532,170	$1,842,045
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
Synopsys, Inc. (Synopsys, we, our or us) is the leader in engineering solutions from silicon to systems, enabling customers to rapidly innovate AI-powered products. We deliver trusted and comprehensive solutions spanning silicon design, silicon intellectual property (IP), simulation and analysis (S&A) as well as design services. We partner closely with our customers across a wide range of industries to maximize their R&D capability and productivity, powering innovation today that ignites the ingenuity of tomorrow.
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
Following the completion of the Ansys Merger (as defined below), we are the global leader in engineering S&A software. Our Ansys® solutions portfolio is widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. These products enable customers to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. These products and services are part of our Design Automation segment.
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
The third quarter of fiscal 2025 and 2024 ended on July 31, 2025 and August 3, 2024, respectively. Our results of operations for the first nine months of fiscal 2025 and fiscal 2024 included 271 days and 280 days, respectively. For presentation purposes, the condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Acquisition of Ansys. On July 17, 2025 (the Closing Date or Acquisition Date), we completed the acquisition of ANSYS, Inc. (Ansys), a provider of broad engineering simulation and analysis software and services for $199.91 in cash and 0.3399 of a share of our common stock in exchange for each ordinary share of Ansys for a total consideration of $34.9 billion.
We accounted for the acquisition of Ansys by applying the acquisition method of accounting for business combinations. The unaudited condensed consolidated financial statements in this Quarterly Report include the financial results of Ansys prospectively from the Acquisition Date. See Note 4. Acquisition of Ansys and Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for additional information.
Significant Accounting Policies. We updated our accounting policy for Revenue Recognition in the third quarter of fiscal 2025. There have been no other material changes to our significant accounting policies included in our Annual Report.
Revenue Recognition. S&A software solutions are offered as subscription solutions and also as perpetual licenses. Software subscription arrangements include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. In such subscription arrangements, the updates to time-based software licenses are not considered integral to maintaining the utility of the software. We consider the license and support services as separate performance obligations. In these instances, we allocate the total consideration received for the revenue arrangement to the separate performance obligations based on the standalone selling prices of the time-based software license and support service. The time-based software license revenue is presented as upfront products revenue, recognized at a point of time upon the later of the delivery date or the beginning of the license period, and the revenue related to the support service is presented as maintenance and service revenue and is recognized over the term of the arrangement. Perpetual license arrangements typically include a perpetual license sold with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term. We allocate the total consideration received for the bundled perpetual and support service arrangements based on the standalone selling prices of the perpetual license and support service. Revenue from perpetual licenses is presented as upfront product revenue and is recognized at a point in time upon the later of the delivery date or the beginning of the license period. Revenue from support service is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the support service performance obligation.
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
Note 3. Discontinued Operations
On September 30, 2024, we completed the sale of our former Software Integrity business (the Software Integrity Divestiture) to entities controlled by funds affiliated with Clearlake Capital Group, L.P. and Francisco Partners (together, the Sponsors). The aggregate consideration for the sale was $1.65 billion, comprised of: (i) cash of $1.48 billion received upon closing; (ii) $121.5 million reflecting the present value of $125.0 million in deferred consideration receivable in equal installments over five fiscal quarters beginning on January 17, 2025, subject to acceleration at our option prior to the closing of the Ansys Merger; (iii) $22.2 million reflecting the fair value of contingent consideration of up to $475.0 million receivable upon the Sponsors achieving a specified rate of return in the event of one or more potential liquidity transactions; and (iv) additional consideration receivable of $27.1 million as a result of net working capital adjustments. As a result of the Software Integrity Divestiture, we derecognized net assets of $720.5 million and incurred transaction costs of $61.7 million, resulting in a pre-tax gain of $868.8 million in fiscal 2024.
In the second quarter of fiscal 2025, we finalized the working capital adjustments and received $20.0 million from the Sponsors. The remainder receivable balance of $7.1 million was recorded as a reduction to the previously recorded gain from the Software Integrity Divestiture. We recorded a total pre-tax gain, net of transaction costs, of $860.5 million from the Software Integrity Divestiture.
We have received the entire deferred consideration installment payments of $125.0 million as of July 31, 2025. There was no material change to the fair value of the contingent consideration receivable at the quarter end.
The financial results of the Software Integrity business were presented as income from discontinued operations, net of income taxes in our condensed consolidated statements of income. The following table presents the major components of financial results of our Software Integrity business for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
		(in thousands)
Revenue	$—	$127,917	$—	$392,579
Cost of revenue	—	40,279	—	136,010
Operating expenses	—	91,854	—	262,745
Other income (expense), net	—	605	—	1,601
Income (loss) from discontinued operations	—	(3,611)	—	(4,575)
Loss on Software Integrity Divestiture	—	—	(8,299)	—
Income (loss) from discontinued operations before income taxes	—	(3,611)	(8,299)	(4,575)
Income tax provision (benefit)	—	14,202	(4,399)	8,580
Income (loss) from discontinued operations, net of income taxes	$—	$(17,813)	$(3,900)	$(13,155)
The following table presents significant non-cash items and capital expenditures of discontinued operations for the period presented:

	Nine Months Ended July 31,
	2025	2024
	(in thousands)
Amortization and depreciation	$—	$16,317
Reduction of operating lease right-of-use assets	$—	$2,162
Amortization of capitalized costs to obtain revenue contracts	$—	$20,808
Stock-based compensation	$—	$47,476
Deferred income taxes	$(6,933)	$18,939
Purchases of property and equipment	$—	$972
Note 4. Acquisition of Ansys
On July 17, 2025, we completed our acquisition of Ansys pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of January 15, 2024 (the Merger Agreement) by and among Synopsys, Ansys and ALTA Acquisition Corp. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Synopsys. Pursuant to the Merger Agreement, Merger Sub merged with and into Ansys (the Ansys Merger), with Ansys surviving the Ansys Merger as a wholly owned subsidiary of Synopsys. At the effective time of the Ansys Merger (the Effective Time), each share of common stock, par value $0.01 per share, of Ansys (Ansys Common Stock) issued and outstanding immediately prior to the Effective Time (subject to certain exceptions) was converted into the right to receive (i) 0.3399 (the Exchange Ratio) of a share of common stock, par value $0.01 per share, of Synopsys (Synopsys Common Stock) (in the aggregate, the Stock Consideration) and (ii) $199.91 in cash, without interest (the Per Share Cash Amount, and in the aggregate, the Cash Consideration) (the Stock Consideration and the Cash Consideration, collectively, the Merger Consideration). In addition, we assumed certain outstanding Ansys options and other outstanding unvested Ansys equity awards held by continuing Ansys employees.
The aggregate purchase consideration was approximately $34.9 billion, consisting of cash of $17.6 billion, Synopsys Common Stock with a fair value of $17.1 billion, and the balance related to the assumption of certain outstanding Ansys equity awards and the settlement of pre-existing relationships. We acquired Ansys to combine Synopsys’ semiconductor electronic design automation expertise with Ansys’ S&A capabilities to address the growing demand for integrated design and simulation tools across various industries.
We funded the Cash Consideration in the Ansys Merger through a combination of cash on hand, the net proceeds from the issuance of the Senior Notes, and the borrowings under the Term Loan Agreement, each as defined and discussed in Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements.
The aggregate purchase consideration was preliminarily allocated as follows:

(in thousands)
Cash for outstanding Ansys Common Stock(1)	$17,613,185
Fair value of Synopsys Common Stock issued for outstanding Ansys Common Stock(2)	17,105,538
Fair value of assumed Ansys equity awards attributable to pre-combination services(3)	130,963
Settlement of pre-existing relationships	8,794
Total purchase consideration	34,858,480
Less: cash acquired	(931,740)
Total purchase consideration, net of cash acquired	$33,926,740
Allocations
Total current assets	902,639
Property and equipment	105,193
Goodwill	23,493,632
Intangible assets	12,990,000
Other long-term assets	256,210
Deferred revenue	(637,076)
Other current liabilities	(310,082)
Long-term deferred revenue	(34,070)
Long-term deferred tax liabilities	(2,677,401)
Other long-term liabilities	(162,305)
$33,926,740
(1) Represents the total cash paid to settle 88.1 million outstanding shares of Ansys Common Stock as of the Acquisition Date at $199.91 per share and a small portion for the settlement of fractional shares.
(2) Represents the fair value of 30.0 million shares of Synopsys Common Stock issued to settle 88.1 million outstanding shares of Ansys Common Stock. Synopsys issued 0.3399 of a share of Synopsys Common Stock for each Ansys share. The fair value of Synopsys Common Stock was $571.20 per share as of the Acquisition Date.
(3) Represents the fair value of assumed Ansys options and RSUs attributed to pre-combination services. See Note 15. Stock-Based Compensation for additional information.
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of acquisition. These estimates and assumptions are believed to be reasonable, but they are inherently uncertain and may be subject to material change as additional information becomes available during the respective measurement period, which will not exceed 12 months from applicable acquisition date. The primary areas that are preliminary relate to the fair values of goodwill, intangible assets, certain tangible assets and liabilities, and income taxes.
Goodwill is primarily attributed to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Ansys business. The synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the Ansys Merger. The goodwill was assigned to the Design Automation reporting unit and the amount recognized was not deductible for tax purposes.
The operating results of Ansys have been included in our condensed consolidated financial statements for the three and nine months ended July 31, 2025 from the Acquisition Date, and were not material to our financial results for either of these periods.
Transaction Costs
Transaction costs for acquisitions, primarily related to the Ansys Merger, were $114.9 million and $236.7 million during the three and nine months ended July 31, 2025, respectively. Transaction costs for acquisitions, including the Ansys Merger, were $53.0 million and $110.2 million during the three and nine months ended July 31, 2024, respectively. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions and were expensed as incurred in our condensed consolidated statements of income.
Intangible Assets

The estimated fair value and weighted average useful life of the Ansys intangible assets were as follows:

	Fair value	Useful Lives
	(in thousands)	(in years)
Core/developed technologies(1)	$6,500,000	6 - 9
Customer relationships(2)	5,100,000	9
Contract rights intangible(3)	440,000	2
Trademarks and trade names(4)	950,000	23
Total identified intangible assets	$12,990,000
(1) Core/developed technology was identified from the products of Ansys and its preliminary fair value was determined using the relief-from-royalty method under the income approach. The relief-from-royalty method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The discount rate was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted-average cost of capital, and weighted-average return on assets. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash-flows over the forecast period.

(2) Customer relationships represent the preliminary fair value of future projected revenue that will be derived from sales of products to existing Ansys customers. The fair value was determined using the multi-period excess earnings method under the income approach, which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The economic useful life was determined based on historical customer turnover rates and the useful life of developed technology.

(3) Contract rights intangible which represents contracted but unsatisfied or partially unsatisfied performance obligations, primarily relates to the dollar value of purchase arrangements with customers. The preliminary fair value was determined using the multi-period excess earnings method under the income approach. The economic useful life is based on the time to fulfill the outstanding order backlog obligation.

(4)Trademarks and trade names refers to Ansys brand assets. The preliminary fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue attributable to Ansys brand assets. The economic useful life was determined based on the expected usage period of the brand assets and the anticipated cash flows over the forecast period.
We believe the amounts of purchased intangible assets recorded above represent the fair values of and approximate the amounts a market participant would pay for these intangible assets as of the date of the Ansys Merger.
The Optical Solutions Group and PowerArtist RTL Divestiture
Following the determination that it was a necessary step towards obtaining governmental approval of and successfully closing the Ansys Merger, on September 3, 2024, we signed a definitive agreement for the sale of our Optical Solutions Group (OSG) to Keysight Technologies, Inc. (such sale, the Optical Solutions Divestiture). Ansys has similarly entered into a definitive agreement with Keysight Technologies, Inc. for the sale of its PowerArtist RTL business (such sale, together with the Optical Solutions Divestiture, the Regulatory Divestitures). The Regulatory Divestitures are subject to customary closing conditions, including approval by regulatory authorities. The assets and liabilities of OSG and PowerArtist have been classified as assets held for sale in the condensed consolidated balance sheets as of the Acquisition Date. OSG and PowerArtist are included in our Design Automation segment.
The following table presents the major classes of assets and liabilities classified as held for sale as of July 31, 2025.

(in thousands)
Assets:
Accounts receivable, net	$18,507
Inventories	281
Prepaid and other current assets	6,282
Property and equipment, net	576
Operating lease right-of-use assets, net	1,978
Goodwill	31,523
Intangible assets, net	15,170
Total current assets held for sale	$74,317
Liabilities:
Accounts payable and accrued liabilities	$882
Operating lease liabilities	2,103
Deferred revenue	17,020
Total current liabilities held for sale	$20,005
The Regulatory Divestitures did not represent a strategic shift in operations that would have a major effect on the Company's business and are also not material to our financial results, therefore, are not presented as discontinued operations. The measurement of assets held for sale to fair value less costs to sell resulted in a gain which will not be recognized until realized on the date of sale.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Ansys had been acquired as of the beginning of fiscal year 2024.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Pro forma total revenue	$2,290,354	$2,105,893	$6,666,029	$6,385,630
Pro forma net income (loss)	$214,539	$107,135	$294,183	$(127,250)
The unaudited pro forma financial information reflects significant non-recurring adjustments, including transaction costs of $298.4 million, stock-based compensation costs of $71.5 million, and severance costs of $8.2 million. This information is provided for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2024, or of the results of our future operations of the combined business.
Note 5. Revenue
Disaggregated Revenue

The following table shows the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
EDA	68.6%	66.9%	67.6%	66.8%
Design IP	24.6%	30.4%	28.0%	30.9%
Simulation and Analysis	4.5%	—%	1.6%	—%
Other	2.3%	2.7%	2.8%	2.3%
Total	100.0%	100.0%	100.0%	100.0%
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
A contract asset is recorded when revenue is recognized before Synopsys has the unconditional right to invoice or retains performance risk concerning that performance obligation. These contract assets transition to receivables when the rights become unconditional, generally upon the completion of a milestone. The contract assets listed below are included in prepaid and other current assets and other long-term assets in the condensed consolidated balance sheets.
Contract balances are as follows:

	As of
	July 31, 2025	October 31, 2024
	(in thousands)
Contract assets, net	$1,177,744	$757,075
Unbilled receivables	$44,936	$44,166
Deferred revenue	$2,374,834	$1,732,568
During the three and nine months ended July 31, 2025, we recognized revenue of $245.0 million and $1.4 billion, respectively, that was included in the deferred revenue balance as of October 31, 2024, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $10.1 billion as of July 31, 2025, which includes $1.3 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 46% of the backlog as of July 31, 2025, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three and nine months ended July 31, 2025, we recognized $44.5 million and $95.2 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and nine months ended July 31, 2024, we recognized $21.1 million and $73.9 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of July 31, 2025 were $67.9 million, of which $1.4 million are included in prepaid and other current assets, and $66.5 million in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets was $13.5 million and $38.9 million during the three and nine months ended July 31, 2025, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income. Amortization of these assets was $12.6 million and $36.3 million during the three and nine months ended July 31, 2024, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended July 31, 2025 are as follows:

(in thousands)
Balance at October 31, 2024	$3,448,850
Additions	23,493,632
Adjustments	(19,470)
Effect of foreign currency translation	22,711
Balance at July 31, 2025	$26,945,723
The change in goodwill during the nine months ended July 31, 2025 resulted primarily from $23.5 billion related to the Ansys Merger. For additional information, refer to Note 4. Acquisition of Ansys.
Intangible Assets
Intangible assets as of July 31, 2025 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core/developed technology	$7,271,070	$699,991	$6,571,079
Customer relationships	5,399,231	269,100	5,130,131
Contract rights intangible	613,263	182,895	430,368
Trademarks and trade names	961,325	12,991	948,334
Total	$14,244,889	$1,164,977	$13,079,912
Intangible assets as of October 31, 2024 consist of the following:

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
	(in thousands)
Core/developed technology	$904,347	$777,518	$126,829
Customer relationships	314,140	247,025	67,115
Contract rights intangible	176,382	175,170	1,212
Trademarks and trade names	12,925	12,917	8
Total	$1,407,794	$1,212,630	$195,164

Amortization expense related to intangible assets consists of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Core/developed technology	$37,357	$13,447	$52,883	$38,373
Customer relationships	26,907	4,058	34,895	11,467
Contract rights intangible	9,011	1,063	9,741	3,465
Trademarks and trade names	1,666	4	1,674	12
Total	$74,941	$18,572	$99,193	$53,317
The following table presents the estimated future amortization of acquired intangible assets as of July 31, 2025:

Fiscal year	(in thousands)
Remainder of fiscal 2025	$405,134
2026	1,613,162
2027	1,544,552
2028	1,383,210
2029	1,380,773
2030 and thereafter	6,753,081
Total	$13,079,912
Note 7. Balance Sheet Components

	As of
	July 31, 2025	October 31, 2024
	(in thousands)
Other long-term assets:
Deferred compensation plan assets	$426,862	$386,757
Contract assets, net	355,802	—
Capitalized commission, net	66,572	72,801
Other	269,640	124,142
Total	$1,118,876	$583,700

Accounts payable and accrued liabilities:
Payroll and related benefits	$733,539	$624,823
Accrued income taxes	17,063	147,115
Other accrued liabilities	198,554	184,321
Interest payable	201,103	—
Accounts payable	132,945	207,333
Total	$1,283,204	$1,163,592

Other long-term liabilities:
Deferred tax liability	$1,188,824	$36,557
Deferred compensation plan liabilities	426,862	386,757
Other	182,027	46,424
Total	$1,797,713	$469,738
Note 8. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments

As of July 31, 2025, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$267,586	$—	$—	$—	$267,586
Total:	$267,586	$—	$—	$—	$267,586
Short-term investments:
U.S. Treasury, agency & T-bills	$5,020	$1	$(3)	$—	$5,018
Municipal bonds	17,126	5	(4)	—	17,127
Corporate debt securities	44,905	17	(20)	—	44,902
Other	188	$—	$—	—	188
Total:	$67,239	$23	$(27)	$—	$67,235
(1)See Note 9. Fair Value Measurements for further discussion on fair values.
The contractual maturities of our available-for-sale debt securities as of July 31, 2025 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
1 year or less	$20,278	$20,292
1-5 years	46,961	46,943
Total	$67,239	$67,235
As of October 31, 2024, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$869,972	$—	$—	$—	$869,972
U.S. Treasury, agency & T-bills	7,984	1	—	—	7,985
Total:	$877,956	$1	$—	$—	$877,957
Short-term investments:
U.S. Treasury, agency & T-bills	$19,411	$44	$(6)	$—	$19,449
Corporate debt securities	105,024	349	(115)	(2)	105,256
Asset-backed securities	29,061	130	(7)	(20)	29,164
Total:	$153,496	$523	$(128)	$(22)	$153,869
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	July 31, 2025	October 31, 2024
	(in thousands)
Cash and cash equivalents	$2,526,475	$3,896,532
Restricted cash included in prepaid and other current assets	4,717	1,529
Restricted cash included in other long-term assets	978	668
Cash, cash equivalents and restricted cash	$2,532,170	$3,898,729
Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. During the first quarter of fiscal 2024, we completed the sale of certain strategic investments in privately-held companies. The gain recognized from the sales was $55.1 million and included in other income (expense), net, in our condensed consolidated statements of income. There were no material impairments of non-marketable equity securities during the three and nine months ended July 31, 2025 and 2024.
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

We did not record any gains or losses related to discontinuation of foreign exchange forward contracts cash flow hedges during the nine months ended July 31, 2025 and 2024.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts (the 2025 Rate Lock Agreements) with notional value of $2.0 billion to lock the benchmark interest rate prior to expected debt issuances with 10-year and 30-year terms. The objective of the 2025 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing on the notional amount being hedged. To receive hedge accounting treatment, the hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. These derivatives are designated as cash flow hedges with unrealized gains and losses deferred in other comprehensive income (loss) (OCI). The 2025 Rate Lock Agreements terminated and settled in the second quarter of fiscal 2025, and we recorded the fair value of $121.6 million as a loss within OCI. The unrealized loss of $121.6 million is being amortized to interest expense over the life of the related debt. We expect $7.0 million of the unrealized loss to be amortized to interest expense over the next 12 months. As of July 31, 2025, the unamortized portion of the fair value of the 2025 Rate Lock Agreements was $118.7 million. We had no interest rate hedge contracts outstanding as of July 31, 2025.
During the second quarter of fiscal 2025, we entered into a deferred payment agreement with the counterparty bank to defer the cash settlement of 2025 Rate Lock Agreements over a period of 5.5 years with installments due semi-annually. The implied interest rate is 3.45%. This liability is recognized in our condensed consolidated balance sheets as short-term debt for the portion due within the next 12 months and as long-term debt for the remaining portion. There were no debt covenants applicable to the deferred payment agreement.
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
The effects of the non-designated foreign currency derivative instruments in the condensed consolidated statements of income are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(5,298)	$955	$1,467	$(110)
The notional amounts in the table below for foreign currency derivative instruments provide one measure of the transaction volume outstanding:

	As of
	July 31, 2025	October 31, 2024
	(in thousands)
Total gross notional amounts	$1,223,925	$1,686,341
Net fair value	$4,371	$1,819

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
The following table represents the condensed consolidated balance sheets location and amount of foreign currency derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at July 31, 2025
Other current assets	$10,422	$679
Accrued liabilities	$4,166	$2,564
Balance at October 31, 2024
Other current assets	$8,839	$12
Accrued liabilities	$6,918	$114
The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2025
Foreign exchange contracts	Revenue	$4,751	Revenue	$1,056
Foreign exchange contracts	Operating expenses	847	Operating expenses	(8)
Interest rate contracts	Interest expense	—	Interest expenses	(1,331)
Total		$5,598		$(283)
Three months ended July 31, 2024
Foreign exchange contracts	Revenue	$4,501	Revenue	$2,689
Foreign exchange contracts	Operating expenses	(320)	Operating expenses	(611)
Total		$4,181		$2,078
Nine months ended July 31, 2025
Foreign exchange contracts	Revenue	$17,953	Revenue	$1,336
Foreign exchange contracts	Operating expenses	(1,295)	Operating expenses	(5,664)
Interest rate contracts	Interest expense	(93,216)	Interest expenses	(2,219)
Total		$(76,558)		$(6,547)
Nine months ended July 31, 2024
Foreign exchange contracts	Revenue	$1,936	Revenue	$(1,593)
Foreign exchange contracts	Operating expenses	5,720	Operating expenses	(763)
Total		$7,656		$(2,356)

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
On a recurring basis, we measure the fair value of certain assets and liabilities, which include cash equivalents, short-term investments, marketable securities, non-qualified deferred compensation plan assets, contingent consideration receivable, and foreign currency derivative contracts.
Our cash equivalents, short-term investments and marketable securities are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs.
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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2025:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$267,586	$267,586	$—	$—
Short-term investments:
U.S. Treasury, agency & T-bills	5,018	—	5,018	—
Municipal bonds	17,127	—	17,127	—
Corporate debt securities	44,902	—	44,902	—
Other	188	—	188	—
Prepaid and other current assets:
Foreign currency derivative contracts	11,101	—	11,101	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	426,862	426,862	—	—
Marketable equity securities	969	969	—	—
Total assets	$795,955	$695,417	$78,336	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$6,730	$—	$6,730	$—
Other long-term liabilities:
Deferred compensation plan liabilities	426,862	426,862	—	—
Total liabilities	$433,592	$426,862	$6,730	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2024:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$869,972	$869,972	$—	$—
U.S. Treasury, agency & T-bills	7,985	—	7,985	—
Short-term investments:
U.S. Treasury, agency & T-bills	19,449	—	19,449	—
Corporate debt securities	105,256	—	105,256	—
Asset-backed securities	29,164	—	29,164	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,851	—	8,851	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	386,757	386,757	—	—
Total assets	$1,449,636	$1,256,729	$170,705	$22,202
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$7,032	$—	$7,032	$—
Other long-term liabilities:
Deferred compensation plan liabilities	386,757	386,757	—	—
Total liabilities	$393,789	$386,757	$7,032	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
The following table summarizes our borrowings as of July 31, 2025:

	Effective Interest Rate	Amount (in thousands)
Fixed-rate 4.550% Senior Notes due on April 1, 2027	4.840%	$1,000,000
Fixed-rate 4.650% Senior Notes due on April 1, 2028	4.850%	1,000,000
Fixed-rate 4.850% Senior Notes due on April 1, 2030	4.980%	2,000,000
Fixed-rate 5.000% Senior Notes due on April 1, 2032	5.150%	1,500,000
Fixed-rate 5.150% Senior Notes due on April 1, 2035	5.270%	2,400,000
Fixed-rate 5.700% Senior Notes due on April 1, 2055	5.800%	2,100,000
Term Loan due on July 17, 2027	5.670%	1,450,000
Term Loan due on July 17, 2028	5.770%	2,850,000
Total		14,300,000
Unamortized discount and issuance costs		(94,474)
Total Senior Notes and Term Loan		14,205,526
Deferred payment on settlement of interest rate treasury lock		121,643
Other borrowings		12,964
Total		$14,340,133
Reported as:
Short-term debt		$22,117
Long-term debt		14,318,016
Total		$14,340,133
Senior Notes:
On March 17, 2025, we issued $10.0 billion in aggregate principal amount of senior, unsecured and unsubordinated long-term notes, including $1.0 billion aggregate principal amount of 4.550% Senior Notes due April 1, 2027 (the 2027 Senior Notes), $1.0 billion aggregate principal amount of 4.650% Senior Notes due April 1, 2028 (the 2028 Senior Notes), $2.0 billion aggregate principal amount of 4.850% Senior Notes due April 1, 2030,(the 2030 Senior Notes), $1.5 billion aggregate principal amount of 5.000% Senior Notes due April 1, 2032 (the 2032 Senior Notes), $2.4 billion aggregate principal amount of 5.150% Senior Notes due April 1, 2035 (the 2035 Senior Notes) and $2.1 billion aggregate principal amount of 5.700% Senior Notes due April 1, 2055 (the 2055 Senior Notes and together with the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes and 2035 Senior Notes, the Senior Notes). Our total proceeds were approximately $9.9 billion, net of original issuance discount of $17.0 million and total issuance costs of $70.2 million. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2025. The discount and issuance costs on our Senior Notes are amortized to interest expense over the terms of the respective notes using the effective interest method. The effective rates for the Senior Notes include the interest on the notes, the accretion of the discount and the amortization of issuance costs.
The Senior Notes were issued under an indenture, dated as of March 17, 2025 (the Base Indenture), as supplemented by the first supplemental indenture, dated as of March 17, 2025 (the Supplemental Indenture and, together with the Base Indenture, the Indenture), each between Synopsys and U.S. Bank Trust Company, National Association, as trustee.
The net proceeds of the Senior Notes were used to fund a portion of the Cash Consideration in the Ansys Merger, pay related transaction fees and expenses, as well as repay Ansys’ outstanding indebtedness.
At any time and from time to time prior to their respective par call dates (as defined in the Indenture and applicable series of Senior Notes or, in the case of the 2027 Senior Notes, prior to the maturity date), Synopsys may redeem the applicable series of the Senior Notes at its option, in whole or in part, at any time and from time to time, at the “make-whole” redemption price (calculated as set forth in the Indenture and applicable series of Senior Notes), plus, in each case, accrued and unpaid interest, if any, on the Senior Notes being redeemed to, but excluding, the redemption date. In addition, on or after the applicable par call date, Synopsys may redeem the 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes, 2035 Senior Notes or 2055 Senior Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest, if any, thereon to, but excluding, the applicable redemption date.

The Indenture contains covenants limiting Synopsys’ ability to create certain liens and enter into certain sale and leaseback transactions. These covenants are subject to important limitations and exceptions as set forth in the Indenture.
Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $10.0 billion as of July 31, 2025. While the Senior Notes are recorded at cost, the fair value of long-term debt was determined based on observable market prices in less active markets and categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of July 31, 2025, we were in compliance with all of our covenants under the Indenture.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts with an aggregate notional amount of $2.0 billion to manage the variability in cash flows due to changes in benchmark interest rates related to the Senior Notes. These interest rate hedge contracts were terminated and settled during the second quarter of fiscal 2025, and we entered into a deferred payment agreement with the counterparty bank to defer the cash settlement. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements for more information on these cash flow hedging activities.
Bridge Commitment:
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the bridge commitment (the Bridge Commitment) for the purpose of financing a portion of the aggregate Cash Consideration in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement.
On October 3, 2024, we reduced the Bridge Commitment by $1.1 billion to $10.6 billion following the closing of the Software Integrity Divestiture. On March 17, 2025, we further reduced the Bridge Commitment by $9.9 billion following the issuance of the Senior Notes. On the Acquisition Date, we terminated the approximately $690.0 million in remaining Bridge Commitment, reducing total Bridge Commitment to $0.
Term Loan:
On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement) in connection with the financing of the Ansys Merger. On July 17, 2025, we borrowed the full $4.3 billion available under the Term Loan Agreement to fund a portion of the Cash Consideration in the Ansys Merger and to pay transaction fees, premiums and expenses related to the Ansys Merger.
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures on July 17, 2027 and a $2.85 billion tranche (Tranche 2) that matures on July 17, 2028. The outstanding balance under the Term Loan Agreement as of July 31, 2025 was $4.3 billion.
Under the Term Loan Agreement, borrowings bear interest on the principal amount outstanding at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.875% to 1.375% (in the case of Tranche 1) or 1.000% to 1.500% (in the case of Tranche 2) or (ii) the ABR (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.000% to 0.375% (in the case of Tranche 1) or 0.000% to 0.500% (in the case of Tranche 2).
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of July 31, 2025, we were in compliance with the financial covenant.
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

Under the Sixth Amendment, certain amendments became effective on February 13, 2024 and certain additional amendments became effective on the Acquisition Date. The Sixth Amendment amended the financial covenant to allow netting of the cash proceeds of certain debt incurred to finance the Ansys Merger as well as certain other modifications set forth therein. The Sixth Amendment, among other things, also amended: (i) the applicable margin used to determine the interest that accrues on loans and the facility fee payable under the revolving credit facility to be based on our credit ratings, (ii) the financial covenant thresholds under the financial covenant in the Revolving Credit Agreement requiring us to maintain a maximum consolidated leverage ratio and (iii) certain conditions to borrowing, other non-financial covenants and events of default.
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2025, we were in compliance with the financial covenant.
Interest under the Revolving Credit Agreement accrues on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate plus an applicable margin based on our credit ratings ranging from 0.795% to 1.200% or (ii) the ABR plus an applicable margin based on our credit ratings ranging from 0.000% to 0.200%. In addition to the interest on any outstanding loans, Synopsys is also required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.080% to 0.175% based on the credit ratings of Synopsys on the daily amount of the revolving commitment.
There was no outstanding balance under the Revolving Credit Agreement as of July 31, 2025 and October 31, 2024.
Other Borrowings:
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of July 31, 2025, we had $13.0 million outstanding balance under the agreement.
The carrying amount of the short-term and long-term debt approximates the estimated fair value.
The future principal payments of debt as of July 31, 2025 are as follows:

Principal Payments
Fiscal year	(in thousands)
Remainder of fiscal 2025	$11,058
2026	24,710
2027	2,474,710
2028	3,874,710
2029	24,710
2030 and thereafter	8,024,709
Total	$14,434,607
Note 11. Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. These leases have various expiration dates through December 31, 2042, some of which include options to extend the leases for up to 15 years. We consider the lease renewal options in determining the lease term and include associated potential option payments in lease payments when it is reasonably certain that the renewal options will be exercised.

The components of our lease expense during the period presented are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Operating lease expense (1)	$29,398	$23,800	$80,513	$67,848
Variable lease expense (2)	8,686	5,182	22,243	16,761
Total lease expense	$38,084	$28,982	$102,756	$84,609
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Nine Months Ended July 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$79,819	$74,715
ROU assets obtained in exchange for operating lease liabilities(2)	$110,069	$64,790
(1) Cash paid for amounts included in the measurement of operating lease liabilities included cash from discontinued operations of $4.3 million during the nine months ended July 31, 2024.
(2) ROU assets obtained in exchange for operating lease liabilities included ROU assets from discontinued operations of $0.7 million during the nine months ended July 31, 2024.
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	July 31, 2025	October 31, 2024
Weighted-average remaining lease term (in years)	6.81	7.59
Weighted-average discount rate	3.33%	2.86%
The following table represents the maturities of our future lease payments due under operating leases as of July 31, 2025:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2025	$34,397
2026	152,997
2027	149,967
2028	136,922
2029	127,192
2030 and thereafter	294,037
Total future minimum lease payments	895,512
Less: Imputed interest	95,331
Total lease liabilities	$800,181
In addition, the sublease income from facilities leased by us, due to us as of July 31, 2025 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2025	$4,604
2026	18,767
2027	19,689
2028	20,280
2029	20,888
2030 and thereafter	17,867
Total	$102,095

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
Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	July 31, 2025	October 31, 2024
	(in thousands)
Cumulative currency translation adjustments	$(143,080)	$(161,954)
Unrealized gains (losses) on derivative instruments, net of taxes	(88,811)	(18,800)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(4)	374
Total	$(231,895)	$(180,380)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$1,056	$2,689	$1,336	$(1,593)
Operating expenses	(8)	(611)	(5,664)	(763)
Interest expense	(1,331)	—	(2,219)	—
Total	$(283)	$2,078	$(6,547)	$(2,356)
Amounts reclassified during the nine months ended July 31, 2025 and 2024 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 14. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of July 31, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the Ansys Merger, we have suspended the Program until we reduce our debt levels.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024(1)
	(in thousands)
Total shares repurchased	—	—	—	74
Total cost of the repurchased shares	$—	$—	$—	$45,000
Reissuance of treasury stock	359	409	1,393	1,634
(1) Included the 73,903 shares and $45.0 million equity forward contract from the August 2023 Accelerated Share Repurchase settled in November 2023.
Note 15. Stock-Based Compensation
As of the Acquisition Date, we assumed outstanding equity incentive awards under the following Ansys equity incentive plans: (i) the Fourth Amended and Restated Ansys, Inc. 1996 Stock Option and Grant Plan, (ii) the Fifth Amended and Restated Ansys, Inc. 1996 Stock Option and Grant Plan, and (iii) the Ansys, Inc. 2021 Equity and Incentive Compensation Plan (each, an Assumed Equity Plan, and collectively the Assumed Equity Plans). The awards under the Assumed Equity Plans, previously issued in the form of stock options and RSUs, were generally settled as follows:
(1)    Each award of Ansys restricted stock units (RSUs) held by non-employee directors and specified employees that were outstanding immediately prior to the Acquisition Date (the specified RSUs), including any RSUs deferred as part of Ansys' director deferred compensation program, was canceled and terminated and converted into the right to receive the Merger Consideration as of the Acquisition Date.
(2)    Each award of Ansys stock options and RSUs (other than specified RSUs) that was outstanding and unvested immediately prior to the Acquisition Date was assumed by us (each, an Assumed Option and Assumed RSU, and collectively, the Assumed Equity Awards) and converted to stock options exercisable and RSUs settleable in the number of shares of our common stock equal to the product of (i) the number of Ansys shares underlying such Assumed Equity Awards as of immediately prior to the Acquisition Date multiplied by (ii) the conversion ratio defined in the Merger Agreement. Any Ansys performance-based RSUs that were assumed by us will only be subject to time-based vesting. The number of Ansys shares underlying the performance-based RSUs for which the performance period was not complete as of the Acquisition Date was based on the target level of performance, and the number of Ansys shares underlying the performance-based RSUs for which the performance period was complete as of the Acquisition Date was based on the actual level of performance. The Assumed Equity Awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted, including the same service-based vesting schedule, applicable thereto.
As of the Acquisition Date, the estimated fair value of the Assumed Equity Awards was $639.7 million, of which $131.0 million was recognized as goodwill and the balance of $508.7 million will be recognized as stock-based compensation expense over the remainder term of the Assumed Equity Awards. The fair value of the Assumed Equity Awards for services rendered through the Acquisition Date was recognized as a component of the purchase consideration, with the remaining fair value related to the post-combination services to be recorded as stock-based compensation over the remaining vesting period. A total of 1.1 million shares of our common stock underlying the Assumed Equity Awards that will be recognized as stock-based compensation expense have an estimated weighted average fair value at the Acquisition Date of $453.83 per share.
During the three months ended July 31, 2025, stock-based compensation expense included $67.2 million related to the Assumed Equity Awards in connection with the Ansys Merger. As of July 31, 2025, we had $432.5 million of total unrecognized stock-based compensation expense relating to RSUs underlying the outstanding Assumed Equity Awards, which is expected to be recognized over a weighted-average period of 1.74 years.
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Cost of products	$22,943	$14,645	$66,470	$44,824
Cost of maintenance and service	10,222	9,677	28,715	28,126
Research and development expense	113,861	89,279	326,274	269,087
Sales and marketing expense	45,564	30,251	117,214	91,811
General and administrative expense	75,133	20,502	117,236	58,702
Stock-based compensation expense from continuing operations before taxes	267,723	164,354	655,909	492,550
Stock-based compensation expense from discontinued operations before taxes	—	17,185	—	47,476
Total stock-based compensation expense before taxes	267,723	181,539	655,909	540,026
Income tax benefit	(38,686)	(29,972)	(94,779)	(89,158)
Stock-based compensation expense after taxes	$229,037	$151,567	$561,130	$450,868
During the three and nine months ended July 31, 2025 and 2024, we recognized stock-based compensation expense relating to RSUs granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods are as follows:

	Nine Months Ended July 31,
	2025	2024
Expected life (in years)	2.67 - 2.79	2.89
Risk-free interest rate	3.90% - 4.39%	4.41%
Volatility	33.40% - 34.72%	34.03%
Grant date fair value	$409.94 - $464.17	$600.29
As of July 31, 2025, we had $1.7 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.0 years. As of July 31, 2025, we had $109.2 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Intrinsic value of awards exercised	$31,834	$90,973	$86,671	$166,993

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
The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$242,509	$425,868	$887,424	$1,162,429
Net income (loss) from discontinued operations attributed to Synopsys	—	(17,813)	(3,900)	(13,155)
Net income attributed to Synopsys	$242,509	$408,055	$883,524	$1,149,274
Denominator:
Weighted average common shares for basic net income per share	160,174	153,417	156,536	152,885
Dilutive effect of common share equivalents from equity-based compensation	1,508	2,714	1,640	2,978
Weighted average common shares for diluted net income per share	161,682	156,131	158,176	155,863
Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$1.51	$2.78	$5.67	$7.60
Discontinued operations	$—	$(0.12)	$(0.03)	$(0.08)
Basic net income per share	$1.51	$2.66	$5.64	$7.52
Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$1.50	$2.73	$5.61	$7.46
Discontinued operations	$—	$(0.12)	$(0.02)	$(0.09)
Diluted net income per share	$1.50	$2.61	$5.59	$7.37
Anti-dilutive employee stock-based awards excluded	479	211	430	203

Note 17. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
We have two reportable segments: (1) Design Automation, which includes our advanced silicon design, verification products and services, S&A solutions, system integration products and services, digital, custom and field programmable gate array (FPGA) IC design software, verification software and hardware products, manufacturing software products and other; and (2) Design IP, which includes our interface, foundation, security, and embedded processor IP, IP subsystems, and IP implementation services.
We completed our assessment of our organizational structure after the Ansys Merger and concluded that Ansys will be included within our Design Automation segment based on how our CODM will evaluate the financial results in making operational decisions, allocating resources and assessing performance.
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

Information by reportable segment is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Total Segments:
Revenue	$1,739,737	$1,525,749	$4,799,318	$4,491,450
Adjusted operating income	669,778	610,589	1,810,265	1,758,823
Adjusted operating margin	38%	40%	38%	39%
Design Automation:
Revenue	$1,312,166	$1,062,666	$3,454,617	$3,102,938
Adjusted operating income	583,755	440,864	1,447,181	1,218,574
Adjusted operating margin	44%	41%	42%	39%
Design IP:
Revenue	$427,571	$463,083	$1,344,701	$1,388,512
Adjusted operating income	86,023	169,725	363,084	540,249
Adjusted operating margin	20%	37%	27%	39%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Total segment adjusted operating income	$669,778	$610,589	$1,810,265	$1,758,823
Reconciling items:
Amortization of acquired intangible assets	(74,941)	(18,572)	(99,193)	(53,317)
Stock-based compensation expense	(267,723)	(164,354)	(655,909)	(492,550)
Deferred compensation plan	(43,417)	(25,780)	(42,949)	(76,276)
Acquisition/divestiture related items	(118,428)	(41,672)	(218,680)	(91,771)
Total operating income	$165,269	$360,211	$793,534	$1,044,909
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Revenue:
United States	$816,194	$660,479	$2,076,203	$2,015,066
Europe	178,595	144,631	527,109	429,377
China	247,288	266,699	578,742	729,583
Korea	202,117	194,817	710,097	569,538
Other	295,543	259,123	907,167	747,886
Consolidated	$1,739,737	$1,525,749	$4,799,318	$4,491,450

Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Interest income	$131,417	$15,717	$257,027	$40,508
Gains (losses) on assets related to deferred compensation plan	43,417	25,780	42,949	76,276
Foreign currency exchange gains (losses)	1,221	329	1,106	3,438
Gain (loss) on sale of strategic investments	(1,200)	—	(3,635)	55,077
Gain on sale of building	—	—	51,385	—
Other, net	(4,312)	1,700	(13,771)	(8,682)
Total	$170,543	$43,526	$335,061	$166,617
Assets Held for Sale
During the second quarter of fiscal 2025, we completed the sale of an office building for cash consideration of $74.3 million, net of selling costs. We recognized a pre-tax gain on sale of $51.4 million, which was included in other income (expense), net in the condensed consolidated statements of income.
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate reflects our estimations of annual pre-tax income, the geographic mix of pre-tax income, interpretations of applicable tax laws and the potential outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
Income before income taxes	$189,310	$391,995	$876,618	$1,190,979
Provision (benefit) for income taxes	$(52,967)	$(30,712)	$(12,080)	$37,634
Effective tax rate	(28.0)%	(7.8)%	(1.4)%	3.2%
Our effective tax rate decreased in the three months ended July 31, 2025, as compared to the same period in fiscal 2024, primarily due to the tax benefits from a full valuation allowance release against California research credits.
Our effective tax rate for the nine months ended July 31, 2025, is lower than the statutory federal corporate tax rate of 21% primarily due to the capital loss on the sale of our ownership in OpenLight in the first quarter of 2025, tax benefits from the release of a full valuation allowance against California research credits, U.S. federal research tax credits, foreign-derived intangible income deduction, excess tax benefits from stock-based compensation and U.S. foreign tax credits, partially offset by state taxes, capitalized transaction costs and the effect of non-deductible stock-based compensation.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. During the next 12 months, it is reasonably possible that certain audits and ongoing tax litigation will be resolved, or that the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, we estimate a potential decrease in underlying unrecognized tax benefits to be between $0 and $9.0 million.
Non-U.S. Examinations
One of our Korean subsidiaries, Ansys Korea, is currently involved in various stages of Tax Tribunal and Korea's High Court appeals regarding Korea's National Tax Service assessments of withholding taxes against Ansys Korea for 2017-2023. In connection with this matter, we have recorded the net impact of the unrecognized tax benefit and offsetting foreign tax credit.
We are under examinations by tax authorities in certain jurisdictions. No material assessments have been proposed in these examinations.
Legislative Developments
On July 4, 2025, President Donald J. Trump signed H.R. 1, the One Big Beautiful Bill Act (OBBB) into law. The OBBB includes many changes to corporate income tax law and will go into effect in fiscal 2026 and fiscal 2027 for Synopsys. We are currently evaluating the impacts of OBBB.
Effective in fiscal 2024, we are subject to the new 15% corporate alternative minimum tax (CAMT) enacted as part of the Inflation Reduction Act of 2022 (IR Act). We do not expect to be subject to CAMT in fiscal 2025, due to our regular tax liability exceeding CAMT. The details of the computation will be subject to final regulations issued by the U.S. Department of the Treasury. We will monitor regulatory developments and will continue to evaluate the impact, if any, of the CAMT.
The IR Act generally imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In general, the total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. There has been no impact to our consolidated financial statements for this.
On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5 million for our fiscal 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism effective beginning in our fiscal 2025 for the incremental tax that was paid as a result of SB-167.
The Organization for Economic Co-operation and Development (OECD) has a two-pillar solution to address tax challenges arising from digitalization of the economy. This two-pillar solution includes the Pillar Two Model Rules (Pillar Two) which define global minimum tax rules and imposes a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar Two, including certain new laws effective beginning in fiscal 2025. As of July 31, 2025, the impact of Pillar 2 is not material.
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
We have determined that no disclosure of estimated loss is required for a claim against us because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (2) a reasonably possible loss or range of loss cannot be estimated; or (3) such estimate is immaterial.
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
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; business and market outlook, opportunities, strategies and technological trends, such as artificial intelligence (AI); acquisitions and their expected impact, such as our recent acquisition of ANSYS, Inc. (Ansys), including unexpected difficulties or expenditures relating thereto, our ability to successfully integrate and to realize the anticipated synergies, on a timely basis or at all, and the diversion of management time on integration-related matters; planned dispositions and their expected impact, including the Regulatory Divestitures (as defined below), and their potential impact on our ability to realize the benefits of the Ansys Merger; the level of, and obligations associated with, our indebtedness, including the debts incurred in connection with the Ansys Merger (as defined below); our plan to reallocate resources in our Design IP segment to higher growth opportunities; the anticipated impact of China export control restrictions, including the Q3 2025 BIS Restrictions (as defined below); the potential impact of the uncertain macroeconomic environment on our financial results, including, but not limited to, the effects of sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, including, among others, the unknown impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes, such as export control restrictions and tariffs, and regional or global military conflicts, and fluctuations in foreign exchange rates, and associated global economic conditions; customer concentration, demand and market expansion; our planned product releases and capabilities; industry growth rates; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); software trends; planned stock repurchases; our expected tax rate; and the impact and result of pending legal, administrative and tax proceedings. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
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
Overview
Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to our continuing operations and does not include the operations of our former Software Integrity business. See Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements for additional information about the sale of our former Software Integrity business (the Software Integrity Divestiture).
Financial Performance Summary
For the third quarter of fiscal 2025, our results reflect strength in our Design Automation segment, including strong demand for our hardware products, offset by weakness in our Design IP segment, due to several headwinds, including China export control restrictions, such as the Q3 2025 BIS Restrictions, which disrupted customer design starts in China, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results. In response to this weakness in our Design IP segment, we will be taking actions to sharpen our execution and reallocate resources to the highest growth opportunities.

The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025*	2024	2025*	2024
	(in millions, except per share amounts)
Revenue	$1,739.7	$1,525.7	$4,799.3	$4,491.5
Cost of revenue	$380.6	$290.7	$968.9	$870.3
Operating expenses	$1,193.9	$874.9	$3,036.9	$2,576.3
Operating income	$165.3	$360.2	$793.5	$1,044.9
Net income from continuing operations attributed to Synopsys	$242.5	$425.9	$887.4	$1,162.4
Net income (loss) from discontinued operations attributed to Synopsys	$—	$(17.8)	$(3.9)	$(13.2)
Diluted net income (loss) per share attributed to Synopsys:
Continuing operations	$1.50	$2.73	$5.61	$7.46
Discontinued operations	$—	$(0.12)	$(0.02)	$(0.09)
*The operating results of Ansys, which have been included in our financial results for the three and nine months ended July 31, 2025 for the period from July 17, 2025 through July 31, 2025, were not material to our overall results.
Financial performance summary for the three months ended July 31, 2025 compared to the same period of fiscal 2024:
•Revenues were $1.7 billion, an increase of $214.0 million or 14%, primarily due to revenue growth across a majority of products and geographies, offset by weakness in our Design IP segment due to several headwinds, including China export control restrictions, such as the Q3 2025 BIS Restrictions, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results.
•Total cost of revenue and operating expenses was $1.6 billion, an increase of $408.9 million or 35%, primarily due to increases of $196.8 million in employee-related costs resulting from headcount increases through organic growth, $65.7 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, and $63.7 million of amortization expense related to intangible assets acquired from the Ansys Merger.
Financial performance summary for the nine months ended July 31, 2025 compared to the same period of fiscal 2024:
•Revenues were $4.8 billion, an increase of $307.8 million or 7%, primarily due to revenue growth across a majority of products and geographies, partially offset by the impact of the extra week in the first quarter of fiscal 2024 of approximately $63.2 million, and weakness in our Design IP segment due to several headwinds, including China export control restrictions, such as the Q3 2025 BIS Restrictions, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results.
•Total cost of revenue and operating expenses was $4.0 billion, an increase of $559.2 million or 16% primarily due to increases of $330.2 million in employee-related costs resulting from headcount increases through organic growth, $121.3 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, and $63.7 million of amortization expense related to intangible assets acquired from the Ansys Merger.
Business Summary
Synopsys delivers industry-leading silicon design, IP, simulation and analysis (S&A) solutions as well as design services. We partner closely with our customers across a wide range of industries to maximize their R&D capability and productivity, powering innovation today that ignites the ingenuity of tomorrow. For more information about our business segments and product groups, see Part I, Item 1, Business in our Annual Report.

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
Our growth strategy is focused on expanding our total addressable market by maximizing the capabilities of R&D teams across industries spanning semiconductor, high-tech, industrial, aerospace, and more with engineering solutions from silicon to systems. Our priorities are to maintain and expand our technology leadership, drive sustainable growth and efficiently scale to accelerate our strategy. Our revenue growth from period to period is expected to vary based on the mix of our time-based and upfront products. Our upfront products have grown at a faster rate than our time-based products in recent periods, which has resulted in, and may in the future result in, increased fluctuation in our business, operating results and overall financial position on a quarterly basis. Such fluctuation may be more pronounced depending on demand from our larger customers. See Part II, Item 1A, Risk Factors, "Our operating results may fluctuate in the future, which may adversely affect our stock price" of this Quarterly Report for further discussion on potential fluctuations in our operating results. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.
Acquisition of Ansys
On July 17, 2025 (the Acquisition Date), we completed our acquisition of ANSYS, Inc. (Ansys) pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of January 15, 2024 (the Merger Agreement) by and among Synopsys, Ansys and ALTA Acquisition Corp. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Synopsys (the Ansys Merger). See Note 4. Acquisition of Ansys of the Notes to Condensed Consolidated Financial Statements for more information on the Ansys Merger.
For more on risks related to the Ansys Merger, see Part II, Item 1A, Risk Factors, “Risks Related to the Ansys Merger" of this Quarterly Report.
Impact of the Current Macroeconomic and Geopolitical Environment
Uncertainty in the macroeconomic environment, including the effects of, among other things, changes in U.S. and global trade policy, including the recently proposed and enacted tariffs by the U.S. and other governments, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, fluctuations in foreign exchange rates, and associated global economic conditions, have resulted in increased volatility in global markets. While we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have recovered more slowly from recent macroeconomic uncertainty. The current uncertain macroeconomic environment has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us.
We expect growth across our geographies in fiscal 2025 with the exception of China, where we are continuing to experience a challenging economic environment due to the collective impact of macroeconomic factors and Trade Restrictions (as defined below). See the discussion below under the heading "Developments in Export Control Regulations" and in Part II, Item 1A, Risk Factors, "We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets" of this Quarterly Report for further discussion of the impact of Trade Restrictions, including export control regulations, on Synopsys.
We are also actively monitoring the recent changes in U.S. and global trade policy, such as the recently proposed and enacted tariffs by the U.S. government. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. There may be additional changes to tariff levels and other aspects of global trade policy in fiscal 2025 in the U.S. and other countries due to global trade negotiations and other factors. While we are actively monitoring these changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, they have not had a material impact on our business, operating results or financial condition to date.

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
Developments in Export Control Regulations
The Bureau of Industry and Security of the U.S. Department of Commerce (BIS) has continued to publish changes to U.S. export control regulations (the U.S. Export Regulations), including, among other things, the inclusion of certain Chinese technology companies on the Entity List, restrictions on the export of electronic computer-aided design (ECAD) software specially designed for the development of ICs with Gate-All-Around Field-Effect Transistor structures, as well as controls on ECAD software for advanced semiconductor packaging involving multiple chips or chiplets, and certain other restrictions on China’s access to certain semiconductor and advanced computing technology. U.S.-China relations remain fluid, in particular with respect to trade policy and export restrictions relating to dual-use technologies. For example, on May 29, 2025, Synopsys received a so-called “is-informed” letter from the BIS imposing a license requirement for the export, reexport, or in-country transfer of EDA software and technology classified under export control classification numbers (ECCNs) 3D991 and 3E991 when a party to the transaction is located in China or is a Chinese “military end user,” wherever located (such restrictions, the Q3 2025 BIS Restrictions). The Q3 2025 BIS Restrictions were subsequently rescinded on July 2, 2025.
China export control restrictions, including the Q3 2025 BIS Restrictions, have negatively impacted our business in China, including in our Design IP segment, and may continue to impact design starts or other aspects of our business in China in the future. The evolving nature of U.S. Export Regulations, including the potential for new and expanded license requirements of this or similar nature, creates uncertainty regarding the current and future impacts on our business. We anticipate additional changes to the U.S. Export Regulations or other U.S. or non-U.S. export, sanctions, or similar trade requirements (collectively, the Trade Restrictions) in the future, but we cannot forecast the scope or timing of such changes, nor the impact on our business. We will continue to monitor such developments, including potential additional Trade Restrictions, new or expanded license requirements, and other regulatory or policy changes by the U.S. and foreign governments.
For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and other U.S. or non-U.S. Export Regulations, see Part I, Item 1A, Risk Factors, “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
Business Segments
Design Automation. This segment includes our advanced silicon design, verification products and services, S&A solutions, and system integration products. This segment also includes digital, custom and field programmable gate array (FPGA) integrated circuit (IC) design software, verification software and hardware products, system integration products and services, and manufacturing software products. Designers use our EDA products to accelerate and automate the chip design process, reduce errors and enable more powerful and robust designs, with improved productivity for faster time to market. Engineers use our S&A solutions to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and computational fluid dynamics (CFD).
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
The third quarter of fiscal 2025 and 2024 ended on July 31, 2025 and August 3, 2024, respectively. Our results of operations for the first nine months of fiscal 2025 and fiscal 2024 included 271 days and 280 days, respectively. The extra week in the first quarter of fiscal 2024 resulted in approximately $63.2 million of additional revenue, and approximately $52.5 million of additional expenses, including approximately $10.6 million in stock-based compensation costs from continuing operations.
For presentation purposes, this Quarterly Report refers to the closest calendar month end for the third quarter of fiscal 2024.
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
The accounting policies that most frequently require us to make estimates and assumptions and therefore are critical to understanding our results of operations, are Revenue Recognition and Business Combinations. We updated our critical accounting estimates for Business Combinations in the third quarter of fiscal 2025. There have been no material changes in our critical accounting estimates other than those related to Business Combinations during the nine months ended July 31, 2025 since our Annual Report for fiscal 2024.
Business Combinations
We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed and intangible assets acquired based upon their estimated fair values on the acquisition date with the exception of contract assets and contract liabilities (deferred revenue) which are recognized and measured on the acquisition date in accordance with our "Revenue Recognition" policy in Note 2. Summary of Significant Accounting Policies and Basis of Presentation, as if we had originated the contracts. The excess of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill.
Accounting for business combinations requires management to make significant estimates and assumptions for the valuation of intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to:
•future expected cash flows which includes estimates of software license sales, subscriptions, support agreements and consulting contracts;
•projected expenses which include cost of revenue, research and development and selling, general and administrative expenses (including estimated expenses required to generate the revenues attributable to different intangible assets);
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•royalty rates applied to acquired developed technology platforms and other intangible assets;
•expected obsolescence rates and estimated useful lives of technology-related intangible assets;

•the expected use of the acquired assets; and
•discount rates used to discount expected future cash flows to present value, which are typically derived from the implied rate of return on the transaction and a weighted-average cost of capital analysis with adjustments made to reflect inherent risks of the individual assets being valued;
The fair value of the definite-lived intangibles was determined using variations of the income approach.
With our acquisition of Ansys, the fair value of developed technologies and trade names was determined by applying the relief from royalty method under the income approach. The relief from royalty method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The economic useful life for developed technology was determined based on historical technology obsolescence patterns and prospective technological developments. The estimated economic useful life of the trade names was determined based on the expected probability of continued use of the brand asset. We assumed royalty rates ranging from 35.0% to 45.0% for existing technology, and 2.5% for trade names. The present value of operating cash flows from the existing technology and trade names was determined using discount rate of approximately 10.0%.
Customer relationships represent the fair value of the existing relationships with the acquired company’s customers. Their fair value was determined using the multi-period excess earnings method under the income approach, which involves isolating the net earnings attributable to the asset being measured based on the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the asset over its remaining useful life. The economic useful life was determined based on historical customer turnover rates. Projected income from existing customer relationships considered customer retention rates (i.e. gross retention and net retention including upsell) ranging from 85.0% to 105.0% for the direct sales channel and 70.0% to 90.0% for the indirect sales channel. The present value of operating cash flows from existing customers was determined using a discount rate of approximately 10.0%.
Contract rights intangible (i.e. order backlog) represents contracted but unsatisfied or partially unsatisfied performance obligations, primarily related to the dollar value of purchase arrangements with customers, effective as of a given point in time, that are based on mutually agreed terms. The fair value was determined by using the multi-period excess earnings method under the income approach. The economic useful life is based on the time to achieve 90.0% of cumulative undiscounted cash flows. The present value of operating cash flows from order backlog was determined using a discount rate of approximately 5.9%.
We believe that our preliminary estimates and assumptions related to the fair value of acquired intangible assets are reasonable, but significant judgment is involved. As a result, during the measurement period, which will not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income or Condensed Consolidated Statement of Income.
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
•Simulation and analysis (S&A) solutions allow engineers to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and CFD. S&A software solutions are offered as subscription solutions and also as perpetual licenses. Software subscription arrangements include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. In such subscription arrangements, the updates to time-based software licenses are not considered integral to maintaining the utility of the software. We consider the license and support services as separate performance obligations. In these instances, we allocate the total consideration received for the revenue arrangement to the separate performance obligations based on the standalone selling prices of the time-based software license and support service. The time-based software license revenue is presented as upfront products revenue, recognized at a point of time upon the later of the delivery date or the beginning of the license period, and the revenue related to the support service is presented as maintenance and service revenue and is recognized over the term of the arrangement. Perpetual license arrangements typically include a perpetual license sold with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term. We allocate the total consideration received for the bundled perpetual and support service arrangements based on the standalone selling prices of the perpetual license and support service. Revenue from perpetual licenses is presented as upfront product revenue and is recognized at a point in time upon the later of the delivery date or the beginning of the license period. Revenue from support service is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the support service performance obligation.
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
Total Revenue

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$1,312.1	$1,062.6	$249.5	23%
Design IP	427.6	463.1	(35.5)	(8)%
Total	$1,739.7	$1,525.7	$214.0	14%
Nine months ended
Design Automation	$3,454.6	$3,103.0	$351.6	11%
Design IP	1,344.7	1,388.5	(43.8)	(3)%
Total	$4,799.3	$4,491.5	$307.8	7%
Our revenues are subject to fluctuations, primarily due to customer requirements including customer demand, timing requirements and the value of contract renewals. For example, we experience fluctuations in our revenues due to factors such as the timing of IP product sales, Flexible Spending Account (FSA) drawdowns, royalties, and hardware products sales. As revenues from IP products sales and hardware products sales are recognized upfront, customer demand and timing requirements for such IP products and hardware products could result in increased variability of our total revenues.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) as of July 31, 2025 were $10.1 billion, which includes $1.3 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 46% of the backlog as of July 31, 2025, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and nine months ended July 31, 2025, including our contract balances as of such date, see Note 5. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily due to revenue growth of our business across a majority of product groups and geographies, offset by weakness in our Design IP segment due to several headwinds, including China export control restrictions, such as the Q3 2025 BIS Restrictions, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results. The increase for the nine-month period was also partially offset by the impact of the extra week in the first quarter of fiscal 2024 of approximately $63.2 million.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Time-Based Products Revenue

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$892.4	$803.1	$89.3	11%
Percentage of total revenue	51%	53%
Nine months ended	$2,548.9	$2,389.9	$159.0	7%
Percentage of total revenue	53%	53%
The increase in time-based products revenue for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods. The increase for the nine-month period was partially offset by the impact of the extra week in the first quarter of fiscal 2024.
Upfront Products Revenue

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$516.4	$442.5	$73.9	17%
Percentage of total revenue	30%	29%
Nine months ended	$1,395.2	$1,281.3	$113.9	9%
Percentage of total revenue	29%	29%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily due to an increase in the sale of hardware products, driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP and hardware product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$193.6	$105.8	$87.8	83%
Professional service and other revenue	137.4	174.3	(36.9)	(21)%
Total	$331.0	$280.1	$50.9	18%
Percentage of total revenue	19%	18%
Nine months ended
Maintenance revenue	$428.6	$318.0	$110.6	35%
Professional service and other revenue	426.6	502.2	(75.6)	(15)%
Total	$855.2	$820.2	$35.0	4%
Percentage of total revenue	18%	18%
The increase in maintenance revenue for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily due to an increase in the volume of arrangements that include maintenance largely due to contributions from Ansys following the completion of the Ansys Merger.

The decrease in professional service and other revenue for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily due to the timing of IP customization projects.
Cost of Revenue

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$230.9	$179.5	$51.4	29%
Cost of maintenance and service revenue	103.3	96.6	6.7	7%
Amortization of acquired intangible assets	46.4	14.5	31.9	220%
Total	$380.6	$290.6	$90.0	31%
Percentage of total revenue	22%	19%
Nine months ended
Cost of products revenue	$616.0	$553.8	$62.2	11%
Cost of maintenance and service revenue	290.3	275.3	15.0	5%
Amortization of acquired intangible assets	62.6	41.2	21.4	52%
Total	$968.9	$870.3	$98.6	11%
Percentage of total revenue	20%	19%
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
The increase in cost of revenue for the three months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $35.7 million in hardware-related costs including inventory provisions, $31.9 million in amortization of acquired technology-related and contract rights intangible assets mainly in connection with the Ansys Merger, and $24.1 million in employee-related costs as a result of headcount increases from organic growth, partially offset by a decrease of $5.2 million in costs to fulfill IP consulting arrangements.

The increase in cost of revenue for the nine months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $53.8 million in employee-related costs as a result of headcount increases from organic growth, $39.5 million in hardware-related costs including inventory provisions, and $21.4 million in amortization of acquired technology-related and contract rights intangible assets mainly in connection with the Ansys Merger, partially offset by decreases of $8.6 million in costs to fulfill IP consulting arrangements, $4.9 million in IT and facility costs, and $2.0 million in the change in the fair value of our executive deferred compensation plan assets.

Operating Expenses
Research and Development

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$625.3	$508.9	$116.4	23%
Percentage of total revenue	36%	33%
Nine months ended	$1,732.5	$1,527.5	$205.0	13%
Percentage of total revenue	36%	34%
The increase in research and development expenses for the three months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $82.2 million in employee-related costs as a result of headcount increases from organic growth as we continue to expand and enhance our product portfolio and, to a lesser extent, from the Ansys Merger, $12.2 million in the change in the fair value of our executive deferred compensation plan assets, $11.9 million in IT and facility costs, and $10.7 million in consultant and contractor costs.
The increase in research and development expenses for the nine months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $164.7 million in employee-related costs as a result of headcount increases from organic growth, as we continue to expand and enhance our product portfolio, $28.8 million in IT and facility costs, and $26.3 million in consultant and contractor costs, partially offset by a decrease of $15.4 million in the change in the fair value of our executive deferred compensation plan assets.
Sales and Marketing

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$259.5	$211.5	$48.0	23%
Percentage of total revenue	15%	14%
Nine months ended	$683.7	$640.1	$43.6	7%
Percentage of total revenue	14%	14%
The increase in sales and marketing expenses for the three months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $33.5 million in employee-related costs due to headcount increases from organic growth as well as from the Ansys Merger, $8.8 million in IT and facility costs, and $2.6 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in sales and marketing expenses for the nine months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $47.2 million in employee-related costs due to headcount increases from organic growth as well as from the Ansys Merger, and $5.5 million in IT and facility costs, partially offset by a decrease of $12.9 million in the change in the fair value of our executive deferred compensation plan assets.
General and Administrative

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	$280.6	$150.4	$130.2	87%
Percentage of total revenue	16%	10%
Nine months ended	$584.1	$396.5	$187.6	47%
Percentage of total revenue	12%	9%
The increase in general and administrative expenses for the three months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $65.7 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, $57.0 million in employee-related costs primarily related to the

Ansys Merger, $2.7 million in depreciation and maintenance expense, and $2.1 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in general and administrative expenses for the nine months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to increases of $121.3 million in legal, consulting and other professional fees mainly in connection with the Ansys Merger, $64.5 million in employee-related costs primarily related to the Ansys Merger, and $4.6 million in depreciation and maintenance expense, partially offset by a decrease of $3.0 million in the change in the fair value of our executive deferred compensation plan assets.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	28.6	4.1	24.5	598%
Percentage of total revenue	2%	—%
Nine months ended	36.6	12.2	24.4	200%
Percentage of total revenue	1%	—%
The increase in amortization of acquired intangible assets for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily due to amortization expense related to intangible assets acquired from the Ansys Merger. See Note 6. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Interest Expense

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended	(146.5)	$(11.7)	$(134.8)	1,152%
Percentage of total revenue	(8)%	(1)%
Nine months ended	$(252.0)	$(20.5)	$(231.5)	1,129%
Percentage of total revenue	(5)%	—%
The increase in interest expense for the three and nine months ended July 31, 2025 as compared to the same periods in fiscal 2024 was primarily due to interest on the Senior Notes issued in the second quarter of fiscal 2025 and the borrowing under the Term Loan Agreement in the third quarter of fiscal 2025 in connection with the Ansys Merger. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements for further detail on our debt obligations.

Other Income (Expense), Net

	July 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$131.4	$15.7	$115.7	737%
Gains (losses) on assets related to deferred compensation plan	43.4	25.8	17.6	68%
Foreign currency exchange gains (losses)	1.2	0.3	0.9	300%
Gain (loss) on sale of strategic investments	(1.2)	—	(1.2)	(100)%
Other, net	(4.3)	1.7	(6.0)	(353)%
Total	$170.5	$43.5	$127.0	292%
Nine months ended
Interest income	$257.0	$40.5	$216.5	535%
Gains (losses) on assets related to deferred compensation plan	42.9	76.3	(33.4)	(44)%
Foreign currency exchange gains (losses)	1.1	3.4	(2.3)	(68)%
Gain (loss) on sale of strategic investments	(3.6)	55.1	(58.7)	(107)%
Gain on sale of building	51.4	—	51.4	100%
Other, net	(13.7)	(8.7)	(5.0)	57%
Total	$335.1	$166.6	$168.5	101%
The increase in other income (expense) for the three months ended July 31, 2025 as compared to the same period in fiscal 2024 was primarily due to higher interest income as a result of higher average cash balances and an increase in the change in fair value of our executive deferred compensation plan assets.
The increase in other income (expense) for the nine months ended July 31, 2025 as compared to the same period in fiscal 2024 was primarily due to higher interest income as a result of higher average cash balances and the gain recognized from the sale of an office building, partially offset by the impact of gain recognized from the sale of strategic investments in the first quarter of fiscal 2024 and a decrease in the change in fair value of our executive deferred compensation plan assets.
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
Design Automation Segment

	July 31,
	2025	2024	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$583.8	$440.9	$142.9	32%
Adjusted operating margin	44%	41%	3%	7%
Nine months ended
Adjusted operating income	$1,447.2	$1,218.6	$228.6	19%
Adjusted operating margin	42%	39%	3%	8%
The increase in adjusted operating income for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily due to an increase in revenue from our hardware business and arrangements booked in prior periods.

Design IP Segment

	July 31,
	2025	2024	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$86.0	$169.7	$(83.7)	(49)%
Adjusted operating margin	20%	37%	(17)%	(46)%
Nine months ended
Adjusted operating income	$363.1	$540.2	$(177.1)	(33)%
Adjusted operating margin	27%	39%	(12)%	(31)%
The decrease in adjusted operating income for the three and nine months ended July 31, 2025 compared to the same periods in fiscal 2024 was primarily due to lower revenue from the impact of China export control restrictions, including the Q3 2025 BIS Restrictions, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results, as well as an increase in employee-related costs due to headcount increases.
Income Taxes
Our effective tax rate, decreased in the three months ended July 31, 2025, as compared to the same period in fiscal 2024, primarily due to the tax benefits from a full valuation allowance release against California research credits.
Our effective tax rate decreased in the nine months ended July 31, 2025, as compared to the same period in fiscal 2024, primarily due to capital loss on the sale of our ownership in OpenLight in the first quarter of 2025 and tax benefits from a full valuation allowance release against California research credits.

See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2025, we held $2.6 billion in cash, cash equivalents and short-term investments. We also held $5.7 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, investment-grade available-for-sale debt and asset backed securities with an overall weighted-average credit rating of approximately AA.
As of July 31, 2025, approximately $1.3 billion of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
Our debt and liquidity needs increased as a result of completing the Ansys Merger. We funded the Cash Consideration in the Ansys Merger from the issuance of the Senior Notes and the borrowings under the Term Loan Agreement. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
As of July 31, 2025, $194.3 million remained available for future stock repurchases under our stock repurchase program (the Program). In connection with the Ansys Merger, we have suspended the Program until we reduce our debt levels.
During the second quarter of fiscal 2025, we entered into a deferred payment agreement to defer the cash settlement of the 2025 Rate Lock Agreements over a period of 5.5 years. As of July 31, 2025, we had $121.6 million outstanding balance under the deferred payment agreement related to the 2025 Rate Lock agreements. See Note

8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
During the third quarter of fiscal 2025, we borrowed the full $4.3 billion available under the Term Loan Agreement to fund a portion of the Cash Consideration and to pay transaction fees, premiums and expenses related to the Ansys Merger. As of July 31, 2025, the outstanding balance under the Term Loan Agreement was $4.3 billion. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
As of July 31, 2025, we had $1.4 billion of purchase obligations, with $1.0 billion payable within 12 months. Although open purchase orders are considered enforceable and legally binding, the terms may allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
There were no other significant changes to our material cash requirements, including contractual and other obligations, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.
Based on past performance and current expectations, we believe that our existing cash, cash equivalents and short-term investments and sources of liquidity, as well as the debt financing, will be sufficient to satisfy our cash requirements, including repayment of outstanding debt, over the next twelve-month period and beyond. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, and our investments in or acquisitions of businesses, applications or technologies.
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the nine months ended July 31, 2025.
Cash Flows
Our condensed consolidated statements of cash flows include cash flows related to the Software Integrity business. Significant non-cash items and capital expenditures of discontinued operations related to our Software Integrity business are presented separately in Note 3. Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

	Nine Months Ended July 31,
	2025	2024	$ Change
	(dollars in millions)
Cash provided by operating activities	$878.9	$844.2	$34.7
Cash used in investing activities	(16,445.7)	(220.0)	(16,225.7)
Cash provided by (used in) financing activities	14,191.6	(211.4)	14,403.0
Cash Provided by Operating Activities
We expect cash from our operating activities to fluctuate as a result of a number of factors, including the timing of billings and collections, operating results, and the timing and amount of tax and other liability payments. Cash provided by operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront arrangements much sooner than from time-based products, in which the license fee is typically paid either quarterly or annually over the term of the license.
The increase in cash provided by operating activities for the nine months ended July 31, 2025 compared to the same period in fiscal 2024 was primarily due to lower disbursements for operations, including tax payments, partially offset by lower net income of $255.4 million and the unrealized loss from settlement of the interest rate treasury lock of $121.6 million in the second quarter of fiscal 2025.
Cash Used in Investing Activities
The increase in net cash used in investing activities for the nine months ended July 31, 2025 compared to the same period in fiscal 2024 was driven by higher cash paid for acquisitions, net of cash acquired, of $16.5 billion mainly for the Ansys Merger, partially offset by proceeds of $142.5 million received in connection with the Software Integrity

Divestiture, higher net proceeds of $98.5 million from the sales, purchases and maturities of investments, and proceeds of $74.3 million from the sale of an office building in the second quarter of fiscal year 2025.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $14.2 billion for the nine months ended July 31, 2025 compared to net cash used in financing activities of $211.4 million for the same period in fiscal 2024. The cash provided by financing activities for the nine months ended July 31, 2025 was driven by the net proceeds of $14.3 billion from the issuance of Senior Notes and the borrowing under the Term Loan Agreement. The cash used in financing activities for the nine months ended July 31, 2024 was primarily driven by the taxes paid for net share settlements of $278.6 million and the payment of bridge financing costs of $72.3 million, partially offset by the issuance of common stock of $143.1 million.
Bridge Commitment Letter, Term Loan, Revolving Credit Facilities and Senior Notes
On January 15, 2024, we entered into the Bridge Commitment Letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, the bridge commitment (the Bridge Commitment) for the purpose of financing a portion of the aggregate Cash Consideration in the Ansys Merger and paying related fees and expenses in connection with the Ansys Merger and the other transactions contemplated by the Merger Agreement. On October 3, 2024, we reduced the Bridge Commitment by $1.1 billion to $10.6 billion following the closing of the Software Integrity Divestiture. On March 17, 2025, we further reduced the Bridge Commitment by $9.9 billion following the issuance of the Senior Notes. On the Acquisition Date, we terminated the approximately $690.0 million in remaining Bridge Commitment, reducing total Bridge Commitment to $0.
On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement) in connection with the financing of the Ansys Merger. On July 17, 2025, we borrowed the full $4.3 billion available under the Term Loan Agreement to fund a portion of the Cash Consideration and to pay transaction fees, premiums and expenses related to the Ansys Merger.
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures on July 17, 2027 and a $2.85 billion tranche (Tranche 2) that matures on July 17, 2028. The outstanding balance under the Term Loan Agreement as of July 31, 2025 was $4.3 billion.
Under the Term Loan Agreement, borrowings bear interest on the principal amount outstanding at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.875% to 1.375% (in the case of Tranche 1) or 1.000% to 1.500% (in the case of Tranche 2) or (ii) the ABR (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of Synopsys ranging from 0.000% to 0.375% (in the case of Tranche 1) or 0.000% to 0.500% (in the case of Tranche 2).
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2025, we were in compliance with the financial covenant.
On February 13, 2024, we entered into a Sixth Amendment Agreement (the Sixth Amendment), which amended and restated our previous revolving credit agreement, dated as of December 14, 2022 (as amended and restated, the Revolving Credit Agreement).
Under the Sixth Amendment, certain amendments became effective on February 13, 2024 and certain additional amendments became effective on the Acquisition Date. The Sixth Amendment amended the financial covenant to allow netting of the cash proceeds of certain debt incurred to finance the Ansys Merger as well as certain other modifications set forth therein. The Sixth Amendment, among other things, also amended: (i) the applicable margin used to determine the interest that accrues on loans and the facility fee payable under the revolving credit facility to be based on our credit ratings, (ii) the financial covenant thresholds under the financial covenant in the Revolving Credit Agreement requiring us to maintain a maximum consolidated leverage ratio and (iii) certain conditions to borrowing, other non-financial covenants and events of default.
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option. There was no outstanding balance under the Revolving Credit Agreement as of July 31, 2025.

Interest under the Revolving Credit Agreement accrues on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate plus an applicable margin based on our credit ratings ranging from 0.795% to 1.200% or (ii) the ABR plus an applicable margin based on our credit ratings ranging from 0.000% to 0.200%. In addition to the interest on any outstanding loans, Synopsys is also required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.080% to 0.175% based on the credit ratings of Synopsys on the daily amount of the revolving commitment.
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2025, we were in compliance with the financial covenant.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of July 31, 2025, we had $13.0 million outstanding balance under the agreement.
In March 2025, we issued $10.0 billion aggregate principal amount of senior notes (the Senior Notes). Our total proceeds were approximately $9.9 billion, net of original issuance discount of $17.0 million and total issuance costs of $70.2 million. The net proceeds of the Senior Notes were used to fund a portion of the Cash Consideration in the Ansys Merger, pay related transaction fees and expenses, as well as repay Ansys' outstanding indebtedness.
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
As of July 31, 2025, our exposure to market risk had not changed materially since November 2, 2024.
As of July 31, 2025, we had approximately $9.9 billion of Senior Notes, net of unamortized discount and issuance costs, outstanding. The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of July 31, 2025, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Regardless of how well designed and operated, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our compliance programs and compliance training for employees may not prevent our employees or contractors from breaching or circumventing our policies or violating applicable laws and regulations. Our CEO and CFO have concluded that, as of July 31, 2025, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Ansys operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

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
•We may not realize the potential financial or strategic benefits of the transactions we complete, including the Ansys Merger, or find suitable target businesses and technology to acquire.
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
Risks Related to the Ansys Merger
•We continue to be subject to certain divestiture commitments that, if not timely performed, could adversely affect our ability to realize the benefits of the Ansys Merger.
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
If these macroeconomic uncertainties persist or if economic conditions deteriorate, then the global economy, including the semiconductor and electronics industries that are the core customers for our Design Automation and Design IP segments, could fail to grow. Additionally, uncertain macroeconomic conditions could also have the effect of increasing other risks and uncertainties facing our business, which could have a material adverse effect on our operating results and financial condition. Such risks that may be heightened by uncertain macroeconomic conditions include, among others, China’s stated policy of becoming a global leader in the semiconductor industry, which may lead to increased competition or further disruption of international trade relationships, including, but not limited to, additional government trade restrictions. For more on risks related to government export and import restrictions, see “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”
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
Further economic uncertainty could also adversely affect the banking and financial services industry and result in bank failures or credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. Additionally, the banking and financial services industries are subject to complex laws and are heavily regulated. There is uncertainty regarding how proposed, contemplated or future changes to the laws, policies and regulations governing the banking and financial services industry could affect our business. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations, capital expenditures or pending acquisitions. In addition, difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the EDA industry as a whole and our sales in our Design Automation and Design IP segments are primarily dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers have chosen to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. If growth in the semiconductor and electronics industries slows or stalls, including, among other things, due to changes in U.S. and global trade policy, including the recently proposed and enacted tariffs by the U.S. government, the expansion of Trade Restrictions (as defined below), sustained global inflationary pressures and elevated interest rates, a continued or worsening global supply chain disruption, geopolitical pressures or economic slowdowns or recessions, then demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected. Additionally, as the EDA industry has matured, stronger competition has emerged from companies better able to compete as sole source vendors. This increased competition could cause our revenue growth rate to decline and exert downward pressure on our operating margins, which would have an adverse effect on our business and financial condition.
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
In our Design Automation segment, we compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Siemens EDA. We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as a wide variety of S&A vendors. Moreover, some of our customers internally develop design tools and capabilities that compete with our products. In our Design IP segment, we compete against a growing number of silicon IP providers as well as our customers’ internally developed IP.
The industries in which we operate are highly competitive, with new competitors entering these markets both domestically and internationally. For example, China has implemented national policies favoring Chinese companies and has formed government-backed investment funds as it seeks to build independent EDA capabilities and compete internationally in the semiconductor industry. The demand for our products and services is dynamic and depends on a number of factors, including, among other things, demand for our customers’ products, design starts and our customers’ budgetary constraints. Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. The adoption of AI technologies have brought new demands and also challenges in terms of disruption to both our business models and existing technology offerings. For example, in response to recent market trends and underperformance of our Design IP segment, we plan to reallocate resources in our IP business to certain higher growth opportunities. Our efforts in reallocating these resources and developing such new technology solutions may not succeed. Semiconductor device functionality requirements continually increase while feature widths decrease, which substantially increases the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
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
Any failure to comply with the U.S. Export Regulations or other U.S. or non-U.S. export, sanctions, or similar trade requirements (collectively, the Trade Restrictions) could subject us to substantial civil and criminal penalties, including fines and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, governmental agencies from time to time review certain transactions for compliance with applicable Trade Restrictions. For example, we have received administrative subpoenas from BIS requesting production of information and documentation relating to transactions with certain Chinese entities.
The Trade Restrictions have evolved significantly and may continue to evolve in ways that may adversely impact our business or the business of our customers. In particular, the United States has published significant changes to Trade Restrictions and we anticipate additional changes to Trade Restrictions in the future. For example, the United States government has implemented controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users. These controls expand the scope of foreign-produced items subject to license requirements for certain entities on the Entity List maintained by the BIS. Future changes to the Trade Restrictions, including changes in the enforcement and scope of such regulations, or the implementation of new or expanded license requirements similar to those imposed by the “is-informed” letter in May 2025, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes also could prevent the export or import of our products to certain destinations or persons. Trade Restrictions also may encourage customers or other parties to substitute or develop alternative products that are not subject to such restrictions.
Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results.
A number of business combinations and strategic partnerships among our customers in the semiconductor, electronics and S&A-targeted industries have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on products and services. Further, we depend on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenues. For example, challenges with a major foundry customer have negatively impacted our financial results for fiscal year 2025. Consolidation among our customers, particularly our large customers, could also reduce demand for our products and services if customers streamline research and development or operations, or reduce or delay purchasing decisions. Our customers operate in highly competitive industries due to, among other factors, continued pressure from current and new competitors and technological change in their industries. Failure by our customers to successfully manage these competitive factors could adversely affect their business, operating results and financial condition, which could result in reduced spending on our products or services. Reduced customer spending or the loss of customers, particularly our large customers, could adversely affect our business, operating results and financial condition.
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
•Government trade restrictions, including tariffs, export controls, economic sanctions or other trade barriers, and changes to existing trade arrangements, including the unknown impact of current and future U.S. and Chinese trade regulations;
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

In response to the U.S. imposing tariffs and trade barriers or taking other actions, other countries, such as China, have in the past and may in the future impose tariffs and trade barriers that could limit our ability to offer our products and services in such jurisdictions. Current and potential customers who are concerned or affected by such tariffs or restrictions may respond by developing their own products or replacing our solutions, including seeking alternatives from foreign competitors or open-source solutions not subject to these restrictions, which would have an adverse effect on our business. In addition, government or customer efforts, attitudes, laws or policies regarding technology independence may lead to non-U.S. customers favoring their domestic technology solutions that could compete with or replace our products, which would also have an adverse effect on our business.
In addition to tariffs and other trade barriers, our global operations are subject to numerous U.S. and foreign laws and regulations such as those related to anti-corruption, tax, corporate governance, imports and exports, economic sanctions, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. If we violate these laws and regulations, we could be subject to fines, penalties or criminal sanctions, and may be prohibited from conducting business in one or more countries. Any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
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
Many factors have in the past and may in the future cause our backlog, revenue or earnings to fluctuate, including, among other things:
•Changes in demand for our products and services—especially products, such as hardware and IP, generating upfront revenue—due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development as well as EDA, IP and S&A products and services;
•Changes in demand for our products due to customers reducing their expenditures, which may be a result of customer cost-cutting measures or insolvency or bankruptcy, sustained global inflationary pressures and elevated interest rates or other reasons;

•Product competition in the EDA, IP, semiconductor or S&A-targeted industries, which can change rapidly due to industry or customer consolidation and technological innovation;
•Our ability to innovate and introduce new products and services or effectively reallocate resources across our businesses to target the highest growth opportunities and meet customer demand;
•Failures or delays in completing sales due to our lengthy sales cycle, which often includes a substantial customer evaluation and approval process because of the complexity of our products and services;
•Our ability to implement effective cost control measures and business transformation initiatives, including those related to our workforce;
•Our dependence on a relatively small number of large customers for a large portion of our revenue, and the impact of timing requirements and the value of contract renewals;
•Such key customers continuing to renew licenses and purchase additional products from us;
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
•General economic and political conditions that affect the semiconductor and electronics industries, such as disruptions to international trade relationships, including tariffs, changes in Trade Restrictions, or other trade barriers affecting our or our suppliers’ products; and
•Changes in accounting standards, which may impact the way we recognize our revenue and costs and impact our earnings.
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

We may not realize the potential financial or strategic benefits of the transactions we complete, including the Ansys Merger, or find suitable target businesses and technology to acquire.
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the Ansys Merger, which was completed on July 17, 2025. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to, among other things, financial constraints, unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, competitive bid dynamics, outbound investment restrictions or other risks, which could harm our operating results.
Any acquisitions and strategic investments we may undertake are difficult, time-consuming, and pose a number of risks, including, but not limited to:
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
•The need to implement controls, processes and policies appropriate for a public company at acquired companies that may have previously lacked such controls, processes and policies in areas such as cybersecurity, IT, privacy and more; and
•Requirements imposed by government regulators in connection with their review of an acquisition, including required divestitures or restrictions on the conduct of our business or the acquired business, such as the pending sales to Keysight Technologies, Inc. of our Optical Solutions Group (such sale, the Optical Solutions Divestiture) and the Ansys PowerArtist RTL business (such sale, together with the Optical Solutions Divestiture, the Regulatory Divestitures).
In the case of the Ansys Merger, the foregoing risks may be magnified due to the scale of the Ansys Merger. In addition, current and future changes to the U.S. and foreign regulatory approval processes and requirements related to acquisitions or divestitures, such as the Regulatory Divestitures, may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, which may prevent our planned transactions or jeopardize, delay or reduce the anticipated benefits of such transactions, such as the Ansys Merger, and impede the integration of such acquisitions and execution of our business strategy. For more on the risks related to the Regulatory Divestitures and their potential to adversely affect our ability to realize the benefits of the Ansys Merger, see “We continue to be subject to certain divestiture commitments that, if not timely performed, could adversely affect our ability to realize the benefits of the Ansys Merger.”
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
If we do not manage the foregoing risks, the transactions that we complete or are unable to complete, including the Regulatory Divestitures, may have an adverse effect on our business, operating results and financial condition.
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
Industry incidences of cyberattacks and other cybersecurity breaches have increased and are likely to continue to increase. We are using an increasing number of third-party software solutions, including cloud-based solutions, which increase potential threat vectors, such as by exploitation of misconfigurations or vulnerabilities. We also use third-party vendors that provide software or hardware, have access to our network, and/or store sensitive data, and these third parties are subject to their own cybersecurity threats. Our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards. Despite these measures, there is no guarantee that a compromise of our third-party vendors will not occur and in turn result in a compromise of our own IT systems or data. In addition, if we select a vendor that uses cloud storage as part of their service or product offerings, or if we are selected as a vendor for our cloud-based solutions, our proprietary information could be misappropriated by third parties despite our attempts to validate the security of such services. Many employees continue to work remotely based on a hybrid work model, which magnifies the importance of maintaining the integrity of our remote access security measures. We also periodically acquire new businesses with less mature security programs, and it takes significant time, effort and expense to align security practices to meet our information security policies, procedures and controls. During this time, we may also experience increased incidences of cyberattacks or other security breaches.
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
To be successful, we must also attract senior management and key employees who join us organically and through acquisitions, such as the Ansys Merger. There are a limited number of qualified engineers. Competition for these individuals and other qualified employees is intense and has increased globally, including in major markets such as Asia. Our employees are often recruited aggressively by our competitors and our customers worldwide. Any failure to recruit and/or retain senior management and key employees could harm our business, operating results and financial condition. Additionally, efforts to recruit and/or retain such employees could be costly and negatively impact our operating expenses.
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
The growth in sales of our hardware products subjects us to risks, including, but not limited to:
•Delays in production and delivery of our hardware products, including due to, among other things, difficulty scaling production capacity and yield to meet customer demand, or a dependence on a sole supplier for certain hardware products, which may reduce our control over product availability, quality and pricing;
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
As of July 31, 2025, approximately 51% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including servicing our Senior Notes and the term loans we issued to fund the Ansys Merger, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, or available credit under our revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our operating results, capital structure or the market price of our common stock.
Risks Related to the Ansys Merger
We continue to be subject to certain divestiture commitments that, if not timely performed, could adversely affect our ability to realize the benefits of the Ansys Merger.
We completed the Ansys Merger on July 17, 2025, upon the receipt of governmental approvals, including certain antitrust and foreign investment approvals. As a condition to obtaining such approvals, we committed to various regulatory agencies that we would complete the Regulatory Divestitures no later than certain specified dates. The State Administration for Market Regulation of the People’s Republic of China (SAMR) has not yet completed its final process step of approving the buyer in the Regulatory Divestitures, and therefore we were unable to complete such divestitures before the U.S. Federal Trade Commission (FTC) deadline in the original, non-final consent order. We expect to receive a final consent order from the FTC now requiring us to complete the Regulatory Divestitures no later than October 26, 2025, as well as an interim hold separate order broadly restricting us from integrating Ansys until such completion occurs.
Any continuing post-closing regulatory requirements could delay and may adversely affect our ability to realize certain benefits expected from the Ansys Merger and may have an adverse effect on our business, operating results and financial condition. There can be no assurance of the outcome or timing of the SAMR process. In the event that the Regulatory Divestitures are not completed by the applicable deadlines, we may be subject to potential fines and other civil penalties. It is also possible that the FTC will determine not to extend the original deadline for completing the Regulatory Divestitures, and instead seek fines and civil penalties against us for failing to meet such deadline. Further delays in completing the Regulatory Divestitures could adversely affect our ability to realize the benefits expected from the Ansys Merger. For more on the risks related to our ability to realize the benefits from the Ansys Merger, see “Failure to realize the benefits expected from the Ansys Merger could adversely affect our business, operating results and financial condition.”
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
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, and/or if the integration of the business and operations of Ansys cannot be undertaken on a timely basis due to delays in completing the Regulatory Divestitures as described above in the risk factor titled “We continue to be subject to certain divestiture commitments that, if not timely performed, could adversely affect our ability to realize the benefits of the Ansys Merger,” then we may not achieve the anticipated benefits of the Ansys Merger on our anticipated timeframe, if at all, and our business, revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.
Our significant debt may limit our financial flexibility following the Ansys Merger.
We have incurred a substantial amount of debt in connection with the Ansys Merger, including the Senior Notes and the $4.3 billion term loan. Accordingly, as of July 31, 2025, we had approximately $14.3 billion of total debt.

Following the Ansys Merger, our substantial indebtedness incurred in connection with the Ansys Merger could have adverse effects on our business, operating results and financial condition, including, among other things:
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness following the Ansys Merger will depend on, among other factors, our financial position and performance as well as prevailing market conditions and other factors beyond our control. We may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures and meet other liquidity needs. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt refinancing on terms that may be onerous. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which, if not cured or waived, could accelerate the repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition.
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
The agreements that govern our indebtedness contain various affirmative and negative covenants. The indenture governing the Senior Notes also contains various affirmative and negative covenants. Such covenants, subject to certain significant exceptions, restrict our ability and the ability of certain of our subsidiaries to, among other things, engage in mergers, consolidations and acquisitions, grant liens, enter into certain sale and leaseback transactions and incur debt at subsidiaries. In addition, the term loan also contains financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition.

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
Our income and non-income tax filings are subject to review and audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We may also be liable for potential tax liabilities of businesses we acquire. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes could adversely affect tax expense and materially affect our financial results. For further discussion on our ongoing audits, see Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report under the heading "Non-U.S. Examinations."
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including, among others, the SEC, the Nasdaq Stock Market, the Financial Accounting Standards Board, other federal agencies, states and the international governing bodies such as the European Union. These rules and regulations continue to evolve in scope and complexity making compliance difficult and uncertain. Changing rules and regulations as well as customer, employee and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on evolving sustainability reporting standards, including California's climate-related disclosure laws and the European Union's Corporate Sustainability Reporting Directive, as well as customer requirements, may be costly, difficult and time consuming. We may also communicate certain initiatives and goals regarding environmental matters, human capital matters, responsible sourcing, social investments and other responsible business matters in our public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy, or completeness of the disclosure of our responsible initiatives can be costly, difficult and time consuming. Further, statements about our responsible business initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. We could also face scrutiny from certain stakeholders, regulators or authorities for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs (1)
Month #1
May 1, 2025 through May 31, 2025	—	$—	—	$194,276,393
Month #2
June 1, 2025 through June 30, 2025	—	$—	—	$194,276,393
Month #3
July 1, 2025 through July 31, 2025	—	$—	—	$194,276,393
Total	—	$—	—	$194,276,393
(1) In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of July 31, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the Ansys Merger, we have suspended the Program until we reduce our debt levels.
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

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Amendment to Agreement and Plan of Merger, dated as of July 15, 2025, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp.	8-K	000-19807	1.1	7/17/2025
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	3/25/2024
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1*	Separation Agreement and General Release, dated July 17, 2025, between Synopsys, Inc. and Ajei Gopal					X
10.2*	Transition Letter, dated July 17, 2025, between Synopsys, Inc. and John F. Runkel, Jr.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1+
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of July 31, 2025 and November 2, 2024, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended July 31, 2025 and August 3 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended July 31, 2025 and August 3, 2024, (iv) Condensed Consolidated Statements of Stockholders' Equity at July 31, 2025 and August 3, 2024, (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2025 and August 3, 2024 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Indicates a management contract, compensatory plan or arrangement.
+ This exhibit is furnished with this Quarterly Report and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: September 9, 2025	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)