Form 10-K
period 2025-10-31
SYNOPSYS INC
filed 2025-12-22
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $59.3 billion. Aggregate market value excludes an aggregate of approximately 26.0 million shares of the registrant's common stock, par value of $0.01 per share (Common Stock) held by the registrant’s executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On December 15, 2025, 191,318,206 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders, scheduled to be held on April 16, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal year ended October 31, 2025

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Form 10-K or this Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. Any statements herein that are not statements of historical fact are forward-looking statements. Words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” “likely,” “potential,” “seek,” or the negatives of such terms and similar expressions are intended to identify forward-looking statements. This Form 10-K includes, among others, forward-looking statements regarding:
•our acquisition of ANSYS, Inc. (the Ansys Merger), and its expected impact;
•business and market outlook, opportunities, strategies, technological trends, such as artificial intelligence, and initiatives and opportunities, including among other things, our reallocation of resources in our Design IP segment to higher growth opportunities;
•the potential impact of the uncertain macroeconomic and global economic conditions on our financial results;
•the impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes, such as export control restrictions and tariffs, including the anticipated impact of China export control restrictions;
•planned acquisitions or divestitures, and their expected impact;
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
•the completion of development of our unfinished products, the further development or integration of our existing products or the creation of joint solutions, including as a result of the Ansys Merger;
•the status or expected outcome of litigation and/or regulatory investigations;
•our ability to protect our intellectual property;
•our ability to attract and retain senior management and key employees worldwide;
•the impact of tax laws and changes in such laws on our business; and
•our cash, cash equivalents and cash generated from operations and our future liquidity requirements.
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
Fiscal Year End
Historically, our fiscal years have been 52- or 53-week periods ending on the Saturday nearest to October 31. Fiscal 2024 was a 53-week year ending on November 2, 2024, which impacted our revenue, expenses and operating results. Fiscal 2023 was a 52-week year ending on October 28, 2023. We have changed our fiscal year end from the Saturday nearest to October 31 and consisting of 52 or 53 fiscal weeks to a fiscal year end of October 31 each year. The fiscal year change became effective with our fiscal year 2025, which began on November 3, 2024. Following this change, our fiscal quarters end on January 31, April 30, July 31 and October 31 of each year.
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
We are a global leader in supplying the mission-critical EDA solutions that engineers use to design and test integrated circuits (ICs), also known as chips or silicon, and we are pioneering artificial intelligence (AI) driven chip design across the full-stack EDA suite to improve efficiency and accelerate the design, verification testing and manufacturing of advanced digital and analog chips. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them, including cloud-based digital and analog design flow to boost chip-design development productivity. We also provide technical services and support to help our customers develop advanced chips and electronic systems.
Synopsys is also the global leader in engineering S&A software. Our Ansys® solutions portfolio is widely used by engineers, designers, researchers and students across a broad spectrum of industries and academia, including high-tech, aerospace and defense, automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction. These products enable customers to analyze designs on-premises and/or via the cloud, providing a common platform for fast, efficient and cost-conscious product development, from design concept to final-stage testing, validation and deployment. S&A products and services are part of our Design Automation segment.
We also offer a broad and comprehensive portfolio of semiconductor IP solutions, which are pre-designed circuits that engineers use as components of larger chip designs to reduce development risk and speed time to market. Our high quality, silicon-proven semiconductor IP includes logic libraries, embedded memories, wired interface IP, memory interface IP, security IP, and embedded processors. To accelerate IP integration and silicon bring-up, our IP Accelerated initiative provides architecture design expertise, customized IP subsystems, hardening, and signal and power integrity analysis. These products and services are part of our Design IP segment.
Corporate Information
Our headquarters are located at 675 Almanor Avenue, Sunnyvale, California 94085, and our headquarters’ telephone number is (650) 584-5000. Our website is https://www.synopsys.com/. We have 189 offices worldwide.
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
The rise of silicon-powered intelligent devices and AI has increased demand for chips and systems with greater functionality and performance, reduced size and lower power consumption. Our customers, who design silicon and software-defined systems, are facing intense pressure to deliver innovative offerings in shorter timeframes and at lower prices. In other words, innovation in chip and systems design often hinges on providing products “better,” “sooner,” and “cheaper” than competitors. The design of these chips and systems is extremely complex and demands engineering solutions with a deeper integration of electronics and physics, enhanced by AI. Over the past several years, market verticals including AI, 5G, automotive and cloud computing infrastructure have contributed to the ongoing demand for our products and services. With ANSYS, Inc, (Ansys) now part of Synopsys, we can maximize the capabilities of product R&D teams broadly enabling them to rapidly innovate AI-powered products.
Our Role—As the Silicon to Systems Engineering Solutions Partner
Synopsys' silicon to systems engineering solutions are designed to help our customers—chip and system engineers and software developers—speed up time to market, achieve the highest quality of results, mitigate risk, and maximize profitability.
Chip and systems designers must determine how best to design, locate and connect the building blocks of intelligent systems, and to verify that the resulting design behaves as intended and can be manufactured efficiently and cost-effectively. This is a complex, multi-step process that is expensive and time-consuming. Our wide range of products help at different steps in the overall design process, from the design of individual ICs to the design and simulation of larger systems. Our EDA products increase designer productivity and efficiency by automating tasks, keeping track of large amounts of data, adding intelligence to the design process, facilitating reuse of past designs and reducing errors. Our S&A products give engineers the ability to explore and predict how products will work in the real world, helping them speed time-to-market, lower manufacturing costs, improve quality, and decrease risk. Our silicon IP products offer proven, high-quality pre-configured circuits that are ready to use in a chip design, saving customers time and enabling them to direct resources to features that differentiate their products. Our global service and support engineers provide expert technical support and design assistance to our customers.
Products and Services
Design Automation Segment
Our Design Automation segment includes the EDA, Ansys and Other revenue groups.
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
As the availability and amount of cloud-based data storage grows, customer interest in accessing EDA on the cloud is also increasing as customers seek to benefit from the scalability and flexibility that cloud computing can offer to their flows and engineering teams. Our Synopsys Cloud offering provides customers additional options for accessing our EDA products in their own cloud environments and in the industry’s first EDA Software-as-a-Service solution developed in partnership with Microsoft Azure.
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
Digital and Custom IC Design
Our Digital Design Family provides customers with a comprehensive digital design implementation solution that includes industry-leading products and redefines conventional design tool boundaries to deliver a more integrated flow than ever before, with better quality and time to results. The platform gives designers the flexibility to integrate internally developed tools as well as those from third parties. With innovative technologies, a common foundation, and flexibility, our Digital Design Family helps reduce design times, decrease uncertainties in design steps, and minimize the risks inherent in advanced, complex IC design. The platform supports advanced nodes with collaborations on next-generation process technologies.
Key design products are available as part of the Digital Design Family and include Fusion CompilerTM RTL to GDSII design implementation, Design Compiler® NXT logic synthesis, IC CompilerTM II physical design, Synopsys TestMAXTM test and diagnosis, PrimeTime® static timing analysis, PrimePowerTM power analysis, PrimeLib library characterization, StarRCTM parasitic extraction, IC ValidatorTM physical verification and 3DIC Compiler, the industry’s only unified exploration-to-signoff platform for multi-die/package co-design and co-optimization, aimed at enabling customers to integrate multiple dies in a single package.
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
Manufacturing
Our manufacturing solutions include Synopsys technology computer-aided design (TCAD), mask synthesis and manufacturing analytics. Synopsys TCAD enables computer-aided simulations to develop and optimize semiconductor process technologies. We also offer ProteusTM mask synthesis tools, CATS® mask data preparation software, Yield Explorer Odyssey, Yield-Manager® yield management solutions and QuantumATK® atomic-scale modeling software. Synopsys enables its customers to realize the benefits of smart manufacturing by using advanced techniques in AI/ML and large data sets. These smart manufacturing solutions are built upon Synopsys’ extensive expertise in IC design, mask synthesis, process modeling, on-chip test and monitoring techniques and cloud-based data analytics.
We also provide consulting and design services that address all phases of the SoC development process, as well as a broad range of expert training and workshops on our latest tools and methodologies.
Synopsys.ai: Synopsys' AI-Driven EDA Stack
Our EDA software stack spanning design, verification, and manufacturing is augmented with AI and machine learning through our Synopsys.aiTM suite of complementary solutions. Synopsys.ai offers industry leading AI-driven workflow optimization and data analytics solutions along with Synopsys.ai Copilot generative AI assistive and creatives capabilities, allowing engineers to accelerate and automate chip design and improve efficiency throughout the entire EDA flow.
The Synopsys.ai suite of solutions include:
•DSO.aiTM – Design Space Optimization for best quality of results and productivity with scaling of exploration design workflows;
•3DSO.aiTM – AI-driven system analysis solution for 2.5D and 3D multi-die designs that maximizes system performance and quality of results at a rapid pace;

•VSO.aiTM – Verification Space Optimization for optimal functional verification coverage and faster turnaround time;
•TSO.aiTM – Test Space Optimization for reduced pattern count, turnaround time and higher coverage;
•ASO.aiTM – Analog Space Optimization for analog design and layout optimization and migration;
•Design.da – Design data analytics for actionable insights to unlock untapped power, performance, and area; and
•Silicon.da – Silicon data analytics for root-cause analysis and part-level traceability of failures to improve key production and silicon operational metrics.
Ansys
Synopsys’ comprehensive suite of Ansys S&A software is used by engineers–across industries–to predict and optimize how products will perform in real-world environments. The Ansys S&A portfolio spans the entire range of physics, providing access to virtually any field of engineering simulation that a design process requires, including:
•Structures – Our structural analysis product suite offers simulation tools for product design and optimization designed to increase productivity, reduce physical prototyping and help deliver better and more innovative products in less time. These tools tackle real-world analysis problems by making product development less costly and more reliable. These solutions include Ansys Mechanical™, Ansys LS-DYNA, Ansys SherlockTM and more.
•Electronics – Our electronics product suite provides electromagnetic field simulation software for designing high-performance electronic and electromechanical products. The software streamlines the design process and predicts performance of mobile communication and internet-access devices, broadband networking components and systems, ICs and printed circuit boards. It is also used in low-frequency applications such as electromechanical systems, automotive components, industrial electric motors and power electronics equipment. These solutions include Ansys High Frequency Structure Simulator (HFSS™), Ansys Maxwell, Ansys Icepak, and more.
•Fluids – Our fluids product suite enables modeling of fluid flow and other related physical phenomena. The flagship Ansys Fluent computational fluid dynamics (CFD) software package is used for simulating and analyzing the behavior of fluids (liquids and gases) and their interactions with solid structures. It is commonly employed in various industries to perform simulations that help engineers and researchers gain insights into fluid flow, heat transfer and chemical reactions and related phenomena.
•Optics, Virtual Reality (VR) and Photonics Modeling – Modeling light propagation and its impact is crucial for measuring product performance and human comfort, perception and safety. Ansys Optics™ software uniquely simulates a system's optical performance, evaluates the final illumination effect, and predicts and validates the impact of lighting and material variations on appearance and perceived quality, all in real conditions. Our photonic design and simulation tools enable customers to predict light's behavior within complex photonic structures and systems. The Ansys Lumerical™ product is a complete photonics simulation software solution that enables the design of photonics components, circuits and systems.
Ansys also provides semiconductor products including multiphysics analysis solutions that help customers create reliable and efficient designs with production-proven features including:
•RedHawk-SC™ – power noise and reliability signoff for digital IP and SoCs down to 3nm and built on cloud-native elastic compute infrastructure;
•Totem-SC™ - voltage drop and electromigration multiphysics sign-off solution for transistor-level and mixed-signal designs;
•RedHawk-SC Electrothermal™ – a multiphysics simulation platform that delivers a complete solution for analyzing multi-die chip packages and interconnects for power integrity, layout parasitic extraction, thermal profiling, thermo-mechanical stress, and signal integrity;
•PathFinder-SC™ – identifies and isolates the root causes of design issues that can cause chip failure from charged-device model (CDM), human body model (HBM), or other electrostatic discharge events;
•Exalto® – an extraction software solution that enables IC designers to accurately capture unknown crosstalk among different blocks in the design hierarchy by extracting lumped-element parasitics and generating an accurate model for electrical, magnetic and substrate coupling; and

•VeloceRF™ – an inductive device synthesis and modeling tool that supports advanced nodes as low as 3nm and integrates with leading EDA platforms.
Other
Our Other product group includes revenue from sales of products to university programs as well as our mechatronic simulation, and the impact of gains and losses from foreign currency hedges. Our Other product group also includes revenue from Synopsys’ Optical Solutions Group through the fourth quarter of fiscal year 2025. Synopsys' Optical Solutions Group was sold to Keysight Technologies, Inc. in October 2025.
Design IP Segment
Our Design IP segment includes our Design IP solutions, which service companies primarily in the semiconductor and electronics industries.
Design IP Solutions
As functionality expands within a single chip or across a multi-die design, the number of third-party IP design blocks incorporated into these designs are rapidly increasing. We provide the broadest, most comprehensive portfolio of high-quality, silicon-proven IP solutions for SoCs. Our broad Synopsys IP portfolio includes:
•Pre-verified and silicon-proven IP solutions for widely used and emerging interfaces such as UCIe, UALink, HBM, CXL, USB, PCI Express, DDR/LPDDR, Ethernet, Ultra Ethernet, MIPI and HDMI;
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
•Industry-leading IP offerings for the automotive market, optimized for strict functional safety, reliability and cybersecurity standards such as ISO 26262 and ISO 21434; and
•SoC infrastructure IP, datapath and building block IP, mathematical and floating-point components, Arm® AMBA® interconnect fabric and peripherals, and verification IP.
Our IP Accelerated initiative augments our established, broad portfolio of silicon-proven Synopsys IP with SoC architecture design support, customized IP subsystems, signal/power integrity analysis and IP hardening to accelerate our customer’s product development cycle.
This broad portfolio of IP has been optimized to address specific application requirements for the AI/data center, automotive, edge AI, digital home, Internet of things and mobile markets, enabling designers to quickly develop SoCs or multi-die designs in these areas.
Customer Service and Technical Support
A high level of customer service, support and training is critical to the adoption and successful use of our products. We provide technical support for our products through application engineering teams.
Post-contract customer support includes providing frequent updates to maintain the utilization of the software due to rapid changes in technology. Post-contract customer support includes access to a customer portal, where customers can explore our complete design knowledge database, access self-help and receive support. Updated regularly, these portals include technical documentation, design tips and answers to user questions. Customers can also engage, for additional charges, with our worldwide network of applications consultants for additional support needs.
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
Product Warranties
We generally warrant our products to be free from defects in media and to substantially conform to material specifications for a limited period of time. We also provide our customers with limited indemnification with respect to claims that their use of our software products infringes on patents, copyrights, trademarks or trade secrets. We have not experienced material warranty or indemnity claims to date.
Support for Industry Standards
We actively create and support standards that help our EDA, S&A and IP customers increase productivity, facilitate efficient design flows, improve interoperability of tools from different vendors and ensure connectivity, functionality and interoperability of IP building blocks. Standards in the electronic design and simulation industry can be established by formal accredited organizations, industry consortia, intercompany licensing, de facto usage, or through open-source licensing. Our products support multiple Application Programming Interfaces (APIs) including numerous commonly used frameworks and data and file formats.
In our Design Automation segment, our EDA products support many standards, including the many commonly used hardware description languages: SystemVerilog, Verilog, VHDL and SystemC. Our products utilize numerous industry-standard data formats, APIs and databases for the seamless exchange of design data among our tools, other EDA vendors’ products and applications that customers develop internally across design flows. For our Ansys products, we support a wide range of industry standards within our S&A portfolio to ensure usability and interconnectivity between Synopsys and third-party tools or systems. In addition to industry standards, Synopsys develops PyAnsys™, a collection of Python-based, open-source projects tailored specifically for engineers seeking to extend the capabilities of Synopsys S&A products. Developed as a collection of Python client libraries, the PyAnsys collection offers engineers a comprehensive set of tools and utilities that seamlessly integrate with Ansys software, empowering them to enhance their simulations and analyses.
In our Design IP segment, we support a wide range of industry standards within our IP product family to ensure usability and interconnectivity.
Sales and Distribution
Our EDA and Design IP customers are primarily semiconductor and electronics systems companies. Our S&A customers represent a broad spectrum of industries including high-tech, aerospace and defense (A&D), automotive, energy, industrial equipment, materials and chemicals, consumer products, healthcare and construction.
We market our products and services through direct sales in the United States and our principal foreign markets. In addition, we distribute certain of our products, including our S&A software solutions, through a global network of independent channel partners. We typically distribute our software products and documentation to customers electronically.
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

Revenue Attributable to Product Groups
Revenue from our products and services is categorized into four groups:
•EDA, which includes digital and custom IC design software, verification hardware and software products, manufacturing-related design products, FPGA design software, AI driven EDA solutions and professional services;
•Design IP, which includes our interface, foundation, security, and embedded processor IP, IP subsystems, and IP implementation services;
•Ansys, which includes SoC and IC analysis and simulation solutions, solutions used to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and CFD; and
•Other, which includes university programs, mechatronic simulation and the impact of gains and losses from foreign currency hedges. Our Other product group also includes revenue from Synopsys’ Optical Solutions Group through October 17, 2025, the date it was divested to Keysight Technologies, Inc.
Product Sales and Licensing Agreements
We typically license our software to customers under non-exclusive license agreements that restrict use of our software to specified purposes within specified geographical areas. The majority of licenses to our EDA products and Ansys semiconductor products are network licenses that allow a number of individual users to access the software on a defined network, including, in some cases, regional or global networks. License fees depend on the type of license, product mix, and number of copies of each product licensed. Our hardware products, which principally consist of our emulation and prototyping systems, are either sold or leased to our customers.
Our S&A software solutions are offered as subscription solutions and also as perpetual licenses. Software subscription arrangements include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. Perpetual license arrangements typically include a perpetual license sold with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term.
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
For a full discussion of our product and service offerings, see Part  II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
Competition
Within our Design Automation segment, we compete against other EDA vendors and against our customers’ own design tools and internal design capabilities. The EDA industry is highly competitive. In general, we compete principally on technology leadership, product quality and features (including ease-of-use), license terms, price and payment terms, post-contract customer support, flexibility of tool use, and interoperability with our own and other vendors’ products. We also deliver a significant amount of engineering and design consulting for our products. No single factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets. We compete with a variety of different EDA vendors, including publicly traded companies offering varying ranges of products and services as well as other EDA vendors that offer products focused on one or more discrete phases of the IC design process. Additionally, some of our customers internally develop design tools and capabilities that compete with our products. For our Ansys S&A software solutions, our competitors include publicly traded companies, small, geographically-focused firms, startups, and solutions produced in-house by the end users.
Within our Design IP segment, Synopsys competes against numerous other IP providers and our customers' internally developed IP. We generally compete on the basis of product quality, reliability, features, availability of titles for new manufacturing processes, ease of integration with customer designs, compatibility with design tools, license terms, price and payment terms, and customer support. Likewise, no single factor drives an IP customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets.
Risks related to competitive factors affecting our business are described in Part I, Item 1A, Risk Factors of this Annual Report.
Proprietary Rights
We primarily rely upon a combination of copyright, patent, trademark, and trade secret laws and license and non-disclosure agreements to establish and protect our proprietary rights. We have a diversified portfolio of more than 3,800 United States and foreign patents issued, and we will continue to pursue additional patents in the future. Our issued patents have expiration dates through 2044 and generally have a term of 20 years from filing. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may independently develop similar technology. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries in which we operate. While protecting our proprietary technology is important, our business as a whole is not significantly dependent upon any single patent, copyright, trademark, or license.
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
Responsible Business Matters
At Synopsys, we recognize that as we drive innovation and business success in the era of pervasive intelligence, we are simultaneously responsible for the sustainability of our operations, products and ecosystem, which may impact our long-term value as a company.
Our Responsible Business program at Synopsys provides a focus and structure for how we address both our own operational impact on the world and our ability to influence others around us. For example, Synopsys is driving energy savings in the semiconductor ecosystem through solutions that optimize energy efficiency in the design and use of chips and systems, along with solutions that reduce energy use, water use, and waste generation in semiconductor manufacturing. With the addition of our Ansys business, we now offer expanded capabilities that help customers model, predict, and improve product performance and sustainability across a broader range of industries. Together, these solutions enable more efficient design cycles, reduce physical prototyping, and support the development of energy-efficient, AI-enabled systems, further amplifying our impact on responsible innovation.
We maintain a robust governance structure for our Responsible Business program, gauging and acting on our highest priority responsible business impacts, business risks, and opportunities, as we believe this creates positive impact for our stockholders as well as our customers, employees, partners, and local communities.
Human Capital Resources
Synopsys’ mission is to empower innovators to drive human advancement, and we believe our people are the key to our success. Our People and Places team, led by our Chief People Officer, focuses on building a vibrant workplace culture where talent around the globe can learn, grow, and bring their best selves to work. Our people strategy is built around five key pillars: Drive Performance, Inspire Leaders and Teams, Foster Learning and Growth, Transform Experiences and Engagement, and Accelerate Next Gen Synopsys. To help employees thrive, we offer opportunities for learning and growth, tools for collaboration and innovation, respectful work environments, and comprehensive total rewards. We believe these efforts create value for our stockholders, customers and employees.
As of fiscal 2025 year-end, Synopsys had approximately 28,000 employees, with about 23% in the United States and 77% in other locations worldwide. Approximately 75% of our employees are engineers, and over half hold Master's or PhD degrees. We focus on several human capital measures and objectives, including recruitment and retention; opportunity and community; total rewards; employee health, safety, and well-being; employee engagement; and talent development and succession planning. Risks related to our human capital are described in Part I, Item 1A, Risk Factors of this Annual Report.
Recruitment and Retention

In fiscal 2025, our total employee headcount grew by approximately 40% primarily as a result of the Ansys Merger. As of our fiscal 2025 year-end, our voluntary turnover rate was 5.7%. We attribute the strong retention of our talented workforce to several factors, including exciting and challenging assignments; growth opportunities; strong leadership and management; a culture grounded in our core values of Agility, Courage, Excellence, and Trust; competitive and equitable compensation and benefits; our leading products and technology; and the strength of our customer relationships.
Opportunity and Community
Our success depends on the more than 28,000 extraordinary professionals who make up our workforce across 30-plus countries. Our efforts to create a great work environment at Synopsys span every part of the employee experience, from attracting and retaining talent to fostering a culture of collaboration. We strive for people practices that are fair for all and regularly review and improve talent management processes, including those in hiring, compensation, talent development, and promotions. We also offer programs and events globally to help our employees learn about each other, foster connections, and collaborate.
Total Rewards
Our Total Rewards program provides meaningful global benefits, compensation, and recognition for the time, energy, commitment, skills, and expertise employees bring to Synopsys every day. For eligible employees, benefits may include:
•Market-competitive salary and cash bonus opportunities;
•Equity compensation;
•Robust medical, dental, vision, and wellness benefits;
•Employee Assistance Program (EAP);
•Comprehensive leave plans;
•Life insurance options;
•Retirement plans;
•Financial planning tools;
•Student loan repayment assistance;
•Well-being and family support; and
•Parental and elder care resources.
Health, Safety, and Well-being
Our commitment to health, safety, and wellness is underscored by resources that help employees thrive in a hybrid work environment and balance work and personal life. Our Synopsys Wellbeing campaign encourages leaders and managers to model healthy behaviors and create opportunities for team wellness activities. We also offer a variety of programs and resources at no cost to employees and their families to support their mental, emotional, and financial well-being.
Employee Engagement
We maintain a comprehensive employee feedback program to understand the employee experience and make improvements in areas such as customer interaction and knowledge sharing. Through our annual SHAPE Synopsys survey, we gather employee insights on values, manager effectiveness, innovation, belonging, and other critical factors. We also use pulse surveys to provide space for conversations about identity, direction, and connection.
In October 2025, approximately 95% of our employees participated in the SHAPE survey. We received an engagement score of 81, which was calculated by averaging favorable responses to job satisfaction questions. In fiscal 2025, Synopsys received more than 90 workplace and culture awards, including Great Place to Work certification in 14 countries and recognition from Newsweek, Forbes, Fortune, U.S. News & World Report, Comparably, and The Wall Street Journal. These results demonstrate Synopsys' stability and resiliency and the fact that we have a highly engaged global workforce. Employees reported strong excitement for the company's future, trust in leadership, a sense of belonging, and personal investment in our mission.
To promote employee engagement and recognition, we invest in programs such as the annual Engineering and Innovation Conference and Pitch Fest innovation contest. As we grow, we aspire to maintain our results-oriented culture by balancing productivity with smart investments in our employees’ development, while also supporting individual well-being. These are two key drivers of the overall employee experience.
We believe strong individual and business performance stems from engaged employees who have clarity on goals, receive regular feedback, and have opportunities to grow. Building on our commitment to development, our enhanced performance process deepens the connection between individual objectives and key results, our values, and overall company outcomes. This is an agile performance process that drives transparency through continuous feedback and quarterly goal alignment conversations. These efforts are supported by the implementation of a new AI-powered performance management platform.
Talent Development and Succession Planning
We offer programs to support career advancement, including a digital learning platform that fosters a “curious learning” culture with access to training, articles, videos, and blogs. We also host in-person and on-demand learning sessions designed to build capabilities and adaptability required for the future. As employees advance in their careers, our training framework is intended to develop new technical skills and core competencies.
Our management training focuses on communication, engagement, coaching, hiring, and key business skills. This is based on our belief that employees should work for and with great managers and leaders. The training aims to promote an ethical and supportive work environment that is free from bias and harassment. In fiscal 2025, we introduced courses to help managers lead through change and become effective coaches. Regions and business teams also customize development programs for their specific demographics.

Information about our Executive Officers
The executive officers of Synopsys and their ages as of December 19, 2025 were as follows:

Name	Age	Position
Sassine Ghazi	55	President and Chief Executive Officer
Aart J. de Geus	71	Executive Chair of the Board of Directors
Shelagh Glaser	61	Chief Financial Officer
Mike Ellow	62	Chief Revenue Officer
Janet Lee	62	General Counsel and Corporate Secretary
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
Mike Ellow has served as our Chief Revenue Officer since November 2025. Prior to joining Synopsys, Mr. Ellow was the Chief Executive Officer of Siemens EDA, a business unit of Siemens Digital Industries, from June 2024 to November 2025. Prior to becoming the Chief Executive Officer of Siemens EDA, he was the Executive Vice President, EDA Global Sales, Services and Customer Support from January 2021 to June 2024. He has also held various leadership roles in sales and customer support, starting at Berkeley Design Automation in 2011 and through Mentor Graphics' acquisition by Siemens Digital Industries Software. He started his career in sales at Cadence Design Systems in 1997, where he held various leadership roles until 2010. Mr. Ellow holds a B.S.E.E. from Lehigh University, an M.S.E.E. from the University of Southern California, and an M.B.A. from California State University, Fullerton.
Janet Lee has served as our General Counsel and Corporate Secretary since July 2025. From June 2023 to July 2025, she was Senior Vice President, General Counsel and Secretary of ANSYS, Inc. She served as Vice President, General Counsel and Secretary at ANSYS, Inc. from June 2017 to June 2023. Previously, Ms. Lee was Vice President of Legal and Intellectual Property at HERE North America and Director of Legal and IP at Nokia Research Center. Ms. Lee holds a Bachelor of Arts from the University of Michigan, a Master of Arts from Harvard University and a Juris Doctorate from Stanford Law School.
There are no family relationships among any Synopsys executive officers or directors, or any arrangement or understanding pursuant to which any person was selected as an officer.

Item 1A. Risk Factors
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
The current macroeconomic environment demonstrates the effects of, among other things, changes in U.S. and global trade policy, including the tariffs enacted in 2025 by the U.S. and other governments, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures and fluctuations in foreign exchange rates. This uncertain macroeconomic environment has resulted in volatility in credit, equity and foreign currency markets and has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us. Such caution by customers has, among other things, limited our ability to maintain or increase our sales or recognize revenue from committed contracts.
If these macroeconomic uncertainties persist or if economic conditions deteriorate, then the global economy, including the semiconductor and electronics industries that are the core customers for our Design Automation and Design IP segments, could see their growth slow or fail to grow at all. Additionally, uncertain macroeconomic conditions could also have the effect of increasing other risks and uncertainties facing our business, which could have a material adverse effect on our operating results and financial condition.
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
Further economic uncertainty could also adversely affect the banking and financial services industry and result in bank failures or credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations, capital expenditures or pending acquisitions. In addition, difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could cause adverse affects on our business, operating results and financial condition, and could cause our stock price to decline.
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the EDA industry as a whole and our sales in our Design Automation and Design IP segments are primarily dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. If growth in the semiconductor and electronics industries or certain sectors within these industries slows or stalls, including, among other things, due to the factors creating an uncertain macroeconomic environment as discussed above, then demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected. For example, while we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have recovered more slowly from recent macroeconomic uncertainty, which have affected our business and operating results.
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
In our Design Automation segment, we compete against a variety of different EDA vendors, including publicly traded companies that offer a variety of products and services as well as other EDA vendors, including new entrants to the market, that offer products focused on one or more discrete phases of the IC design process. Moreover, some of our customers internally develop design tools and capabilities that compete with our products. For our Ansys S&A software solutions, our competitors include publicly traded companies, small, geographically-focused firms, startups, and solutions produced in-house by the end users. In our Design IP segment, we compete against silicon IP providers as well as our customers’ internally developed IP.
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
Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. The adoption of AI technologies have brought new demands and also challenges in terms of disruption to both our business models and existing technology offerings. For example, in response to recent market trends and underperformance of our Design IP segment, we are in the process of reallocating resources in our IP business to certain higher growth opportunities. Our efforts in reallocating these resources and developing such new technology solutions may not succeed or generate expected returns, which may result in an adverse impact on our business and financial results. Semiconductor device functionality requirements continually increase while feature widths decrease, which substantially increases the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor or displacement of their purchases by internal development. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
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
We are subject to export controls, laws and regulations that restrict selling, shipping or transmitting certain of our products and services and transferring certain of our technology outside the United States. We are also subject to certain requirements for enhanced denied party screening processes, which have led to, and, in the future may continue to lead to, elongated transaction cycles with certain customers. These requirements also restrict domestic release of software and technology to certain foreign nationals. In addition, we are subject to customs and other import requirements that regulate imports that may be important for our business.
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
The Trade Restrictions have evolved significantly and may continue to evolve in ways that may adversely impact our business or the business of our customers. In particular, the United States has published significant changes to Trade Restrictions and we anticipate additional changes to Trade Restrictions in the future. For example, the United States government has implemented controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users. These controls expand the scope of foreign-produced items subject to license requirements for certain entities on the Entity List maintained by the BIS. Future changes to the Trade Restrictions, including changes in the enforcement and scope of such regulations, or the implementation of new or expanded license requirements, may create delays in the introduction of our products or services in international markets or could prevent our customers with international operations from deploying our products or services globally. In some cases, such changes also could prevent the export or import of our products to certain destinations or persons. Trade Restrictions also may encourage customers or other parties to substitute or develop alternative products that are not subject to such restrictions.
Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results.
A number of business combinations and strategic partnerships among our customers in the semiconductor, electronics and S&A-targeted industries have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on products and services. Further, we depend on a relatively small number of large customers for a large portion of our revenues. For example, challenges with a major foundry customer negatively impacted our financial results for fiscal year 2025. Consolidation among our customers, particularly our large customers, could also reduce demand for our products and services if customers streamline research and development or operations, or reduce or delay purchasing decisions. Our customers operate in highly competitive industries due to, among other factors, continued pressure from current and new competitors and technological change in their industries. Failure by our customers to successfully manage these competitive factors could adversely affect their business, operating results and financial condition, which could result in reduced spending on our products or services. Reduced customer spending or the loss of customers, particularly our large customers, could adversely affect our business, operating results and financial condition.
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. We have also continually expanded our non-U.S. operations. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects, and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including, among others:
•Economic slowdowns, recessions or uncertainty in financial markets;
•Uncertain economic, legal and political conditions in China, Europe, the Middle East and other regions where we do business;
•Government trade restrictions, including tariffs, export controls, economic sanctions or other trade barriers, and changes to existing trade arrangements;
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
Our global operations are subject to numerous U.S. and foreign laws and regulations such as those related to anti-corruption, tax, corporate governance, imports and exports, government contracts, economic sanctions, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Any violation of these laws and regulations could subject us to, among other things, investigations, fines, enforcement actions, disgorgement of profits, damages, civil or criminal penalties or injunctions, and result in our inability to conduct business in one or more countries. Furthermore, any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
Our Ansys business distributes its products through a global network of independent channel partners. Difficulties in ongoing relationships with channel partners, such as failure to meet performance criteria, differences in handling customer relationships or the loss of a major channel partner, could adversely affect the performance of our Ansys business. Channel partners may also result in additional compliance burdens for us and any failure by them to comply with various U.S. and foreign laws could subject us to, among other things, investigations, fines, enforcement actions, civil or criminal penalties or injunctions.
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
•Product competition in the EDA, IP, semiconductor or S&A-targeted industries;
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
•Natural variability in the timing of IP drawdowns, which can be difficult to predict; and
•Expenses related to our acquisition and integration of businesses and technologies, including those related to the Ansys Merger.
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
Acquisitions and strategic investments are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the Ansys Merger, which was completed in July 2025. We expect to make additional acquisitions and strategic investments in the future, but we may not find suitable acquisition or investment targets, or we may not be able to consummate desired acquisitions or investments due to, among other things, financial constraints, unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, competitive bid dynamics, outbound investment restrictions or other risks, which could harm our operating results.
Any acquisitions and strategic investments we may undertake, including the Ansys Merger, are difficult, time-consuming, and pose a number of risks, including, but not limited to:
•Potential negative impact on our net income resulting from acquisition or investment-related costs or on our earnings per share;
•Failure of acquired products to achieve projected sales or problems in integrating the acquired products with our products or in creating new joint solutions;
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
•Failure to realize expected synergies or cost savings, including within the anticipated time frames;
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

•Potential negative impacts on our relationships with customers, distributors, business partners and channel partners;
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
Furthermore, the anticipated benefits we expect from the Ansys Merger are based on projections and assumptions about our combined business with Ansys, which may not materialize as expected or which may prove to be inaccurate.
In the case of the Ansys Merger, the foregoing risks may be magnified due to the scale of the merger. In addition, current and future changes to the U.S. and foreign regulatory approval processes and requirements related to acquisitions or divestitures may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, which may prevent our planned transactions or jeopardize, delay or reduce the anticipated benefits of such transactions and impede the integration of such acquisitions and execution of our business strategy.
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
Our success depends in part upon protecting our proprietary technology. Our efforts to protect our technology may be costly and unsuccessful. We rely on agreements with customers, employees and other third parties as well as intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach. Additionally, despite our measures to prevent piracy, other parties may illegally copy or use our products, which could result in lost revenue. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also be stolen, otherwise become known, or be independently developed by competitors.
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
We depend in large part upon the services of our senior management team and key employees to drive our future success, and certain of these personnel depart our company from time to time, with the frequency and number of such departures varying widely. For example, we have experienced significant changes to our executive leadership team due to planned succession and other departures. The departure of key employees could result in significant disruptions to our operations, including, among other things, adversely affecting the timeliness of our product releases, the successful implementation and completion of our initiatives, the adequacy of our internal control over financial reporting, and our business, operating results and financial condition.
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
•Compete with new and existing competitors;
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
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain, including the factors creating an uncertain macroeconomic environment as discussed above.
If we do not manage these risks related to our hardware products for any reason, our business and operating results would be harmed.
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
Our significant debt may limit our financial flexibility.
We have incurred a substantial amount of debt in connection with the Ansys Merger, including the Senior Notes and the $4.3 billion term loan. Accordingly, as of October 31, 2025, we had approximately $13.5 billion of total debt.
Our substantial indebtedness could have adverse effects on our business, operating results and financial condition, including, among other things:

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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness will depend on, among other factors, our financial position and performance as well as prevailing market conditions and other factors beyond our control. We may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures and meet other liquidity needs. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt refinancing on terms that may be onerous. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which, if not cured or waived, could accelerate the repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition.
In addition, the level and quality of our earnings, operations, business and management, among other things, will impact the determination of our credit ratings by credit rating agencies. A decrease in the ratings assigned to us may negatively impact our access to the debt capital markets and increase our cost of borrowing. There can be no assurance that we will be able to obtain any future required financing on acceptable terms, if at all. In addition, there can be no assurance that we will be able to maintain the current credit worthiness or prospective credit rating of the combined company. Any actual or anticipated changes, or adverse conditions in the debt capital markets, could adversely affect the trading price of, or market for, our debt securities; increase interest expense under our credit facilities; increase the cost of, and adversely affect our ability to refinance, our existing debt; and adversely affect our ability to raise additional debt.
The covenants contained in the agreements governing our indebtedness may impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
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
Our operations are subject to taxation in the U.S. and in multiple foreign jurisdictions. Tax laws in these jurisdictions are subject to change as new laws or regulations are passed or new interpretations are made available. Changes in tax law, regulations or interpretation could have a material adverse impact on our tax expense and our financial position and cash flows. For additional detail on developments in tax laws and regulations applicable to us, see Note 17. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Annual Report under the heading "Legislative Developments."

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
Our income and non-income tax filings are subject to review and audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We may also be liable for potential tax liabilities of businesses we acquire. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes could adversely affect tax expense and materially affect our financial results. For further discussion on our ongoing audits, see Note 17. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Annual Report under the heading "Non-U.S. Examinations."
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
We or our directors or officers are subject to litigation proceedings, which are expensive, could divert management attention and harm our business.
We are subject to legal claims or regulatory matters involving stockholder, consumer, employment, customer, supplier, competition and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and operating results could be materially harmed.
For example, we are currently named as a defendant in recently filed securities class action complaints. The stock market in general, and Nasdaq and technological companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is or may be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.
In addition, certain of our directors and officers may be involved in ongoing securities or other lawsuits, including in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation, including the cost to defend against, and any potential adverse outcome resulting from any such proceeding, can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business. As noted above, on October 31, 2025 and November 25, 2025, respectively, two shareholder class action complaints were filed in the United States District Court for the Northern District of California against Synopsys and certain of our current directors and officers. Both complaints allege that certain material misstatements or omissions related to the performance of our Design IP segment were made in violation of federal securities laws. There is no guarantee that we will be successful in our efforts to defend against these complaints. Further information regarding certain of these matters is contained in Part II, Item 1, Legal Proceedings of this Annual Report.
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
We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:
•Security and privacy reviews designed to identify risks from new features, software, suppliers, and vendors;
• A vulnerability management program designed to identify software vulnerabilities;
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
•A variety of privacy, cybersecurity, and incident response trainings and simulations, including mandatory yearly training for all employees, additional training for all Information Technology and Information Security personnel, and regular controlled penetration testing and cyber incident exercises to test the robustness of our data security protections and incident response readiness;
•For suppliers and service providers, pre-engagement risk-based diligence, contractual security and notification provisions, and ongoing monitoring as appropriate; and
•Maintaining cyber liability insurance that covers certain liabilities related to data breaches and related incidents.
Synopsys’ cybersecurity policies and procedures are intended to align with multiple industry-recognized frameworks, including the National Institute of Standards and Technology Cyber Security Framework (NIST CSF) and the ISO/International Electrotechnical Commission (IEC) 27001 Information Security Management Framework. In addition, some Synopsys products are ISO27001 and/or SOC2 Type 2 certified. Our internal audit department regularly assesses our conformity with these frameworks. We track our NIST CSF implementation through regular third-party maturity assessments, which provide the basis for establishing performance goals for the coming period. We also closely monitor the ever-changing landscape of related laws and regulations and regularly update our policies and processes to promote continued compliance.
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
Since 2015, Synopsys is not aware of any material information security breaches and has not made any associated penalties/settlements, and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none. During the same time period, while some of our suppliers have experienced security breaches, none of these breaches have had a material impact on Synopsys.
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
Our Board is actively involved in overseeing cybersecurity risk management. At least once a year, senior management, including our Chief Information Security Officer (CISO), presents to the Board on Synopsys' cybersecurity performance and risk profile. Further, senior management and our CISO present semiannually to our Corporate Governance and Nominating Committee (CGN Committee) on Synopsys' cybersecurity risk oversight activities and cybersecurity preparedness efforts. The CGN Committee, a majority of whom are individuals with a strong background in cybersecurity and related matters, meets with members of senior management to review our information technology and data security policies and practices, and to assess current and potential threats, cybersecurity incidents and related risks.
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

Item 2. Properties
Our principal offices are currently located in Sunnyvale, California. We currently lease approximately 1.7 million square feet of space in 45 offices throughout the United States, of which we sublet 340,000 square feet to third parties. We own approximately 176,000 square feet across four sites in the United States. These offices are used primarily for sales and support, marketing, and administrative activities as well as research and development for our business segments.

We currently lease approximately 4 million square feet of space in 35 countries other than the United States, and own buildings in Wuhan, China and Hsinchu, Taiwan as well as office space in Xiamen, China, Pune, India, and Yongin-si, South Korea. These offices are likewise used primarily for sales and support, service, and research and development activities for our business segments.

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

Item 3. Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. On October 31, 2025, a shareholder class action complaint was filed in the United States District Court for the Northern District of California captioned Kim v. Synopsys, Inc., et al. (Case No. 25-cv-09410) against us and certain of our officers (the Kim Action). The complaint brings claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and alleges that certain material misstatements or omissions related to the performance of our Design IP segment were made in violation of federal securities laws. In addition, on November 25, 2025, a shareholder class action complaint was filed in the United States District Court for the Northern District of California captioned New England Teamsters Pension Fund v. Synopsys, Inc., et al. (Case No. 25-cv-10201) against us and certain of our directors and officers. The complaint raises similar allegations to the Kim Action but also brings claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of stockholders who received our stock in exchange for their shares of common stock of Ansys, Inc. as part of our acquisition of that company. The plaintiffs in both actions are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees and expert fees. We believe these claims are without merit, and we intend to defend the matters vigorously. However, the ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors. As we are unable to determine at this time whether any loss ultimately will occur or to estimate the range of such loss, no amount of loss has been accrued by us in our financial statements as of and for the fiscal year-ended October 31, 2025
We regularly review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, we accrue a liability for the estimated loss. Legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease or be eliminated.
We are not aware of any other legal proceedings that would materially impact our business, operating results, or financial condition.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “SNPS.” As of December 15, 2025, we had 331 stockholders of record.
Performance Graph
The following graph compares the five-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the Nasdaq Composite Index. The graph assumes that $100 was invested in Synopsys common stock on October 30, 2020 (the last trading day before the beginning of our fifth preceding fiscal year) and in each of the indexes on October 31, 2020 (the closest month end) and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on October 30, 2020 in stock or October 31, 2020 index, including reinvestment of dividends. Indexes calculated on a month-end basis. Fiscal year ending October 31.

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
Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of October 31, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 1, 2025 through August 31, 2025	—	$—	—	$194,276,393
Month #2
September 1, 2025 through September 30, 2025	—	$—	—	$194,276,393
Month #3
October 1, 2025 through October 31, 2025	—	$—	—	$194,276,393
Total	—		—	$194,276,393

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
Unless otherwise noted, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include the operations of our former Software Integrity business. See Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements in this Annual Report for additional information about the sale of our former Software Integrity business (the Software Integrity Divestiture).
Fiscal 2025 Financial Performance Summary
For fiscal 2025, our results reflect continued, strong execution and the resiliency of our business, including 15% revenue growth compared to fiscal 2024, primarily due to revenue growth across a majority of product groups and geographies and the closing of the Ansys Merger, which contributed $756.6 million in revenue, which was offset by weakness in our business in China, which saw revenue decrease 22% compared to fiscal 2024, excluding Ansys. We saw strength in our Design Automation segment, including strong demand for our hardware products. This was offset by weakness in our Design IP segment, due to several headwinds, including China export control restrictions, such as the Q3 2025 BIS Restrictions (as defined below), which disrupted customer design starts in China, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results. We have begun taking actions to sharpen our execution and reallocate resources to the highest growth opportunities in our Design IP segment, but expect to see muted growth in fiscal 2026.

The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year Ended October 31,
	2025	2024	2023
	(in millions, except per share amounts)
Revenue	$7,054.2	$6,127.4	$5,318.0
Cost of revenue	$1,623.5	$1,245.3	$1,030.9
Operating expenses	$4,515.7	$3,526.4	$3,013.9
Operating income	$914.9	$1,355.7	$1,273.2
Net income from continuing operations attributed to Synopsys	$1,336.1	$1,441.7	$1,227.0
Net income (loss) from discontinued operations attributed to Synopsys	$(3.9)	$821.7	$2.8
Diluted net income (loss) per share attributed to Synopsys:
Continuing operations	$8.07	$9.25	$7.91
Discontinued operations	$(0.03)	$5.26	$0.01
Fiscal 2025 compared to fiscal 2024 financial performance summary
•Revenues were $7.1 billion, an increase of $926.8 million or 15%, which includes revenues from Ansys of $756.6 million. The remaining growth came organically across a majority of products and geographies and was partially offset by the impact of the extra week in the first quarter of fiscal 2024 of approximately $63.2 million, and by weakness in our business in China, which saw revenue decrease 22% compared to fiscal 2024, excluding Ansys, and in our Design IP segment due to several headwinds, including China export control restrictions, such as the Q3 2025 BIS Restrictions, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results.
•Total cost of revenue and operating expenses was $6.1 billion, an increase of $1.4 billion or 29%, primarily due to an increase of $664.5 million in employee-related costs from headcount increases as a result of the Ansys Merger of $432.1 million and the balance from organic growth, as well as $457.8 million of amortization expense related to intangible assets acquired from the Ansys Merger.

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
Business Summary
Synopsys delivers industry-leading silicon design, simulation and analysis (S&A) and IP solutions as well as design services. We partner closely with our customers across a wide range of industries to maximize their R&D capability and productivity, powering innovation today that ignites the ingenuity of tomorrow. For more information about our business segments and product groups, see Part I, Item 1, Business in our Annual Report.
We have consistently grown our revenue since 2005, despite periods of global economic uncertainty. We achieved these results because of our solid execution, leading technologies and strong customer relationships, and because we generally recognize our revenue for software licenses over the arrangement period, which typically approximates two to three years. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation of the Notes to Consolidated Financial Statements in this Annual Report for a discussion on our revenue recognition policy. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. As a result, decreases as well as increases in customer spending do not immediately affect our revenue in a significant way.
Our growth strategy is focused on expanding our total addressable market by maximizing the capabilities of R&D teams across industries spanning semiconductor, high-tech, industrial, aerospace, and more with engineering solutions from silicon to systems. Our priorities are to maintain and expand our technology leadership, drive sustainable growth and efficiently scale to accelerate our strategy. Our revenue growth from period to period is expected to vary based on the mix of our time-based and upfront products. Our upfront products have grown at a faster rate than our time-based products in recent periods, which has resulted in, and may in the future result in, increased fluctuation in our business, operating results and overall financial position on a quarterly basis. Such fluctuation may be more pronounced depending on demand from our larger customers. See Part I, Item 1A, Risk Factors, "Our operating results may fluctuate in the future, which may adversely affect our stock price" of this Annual Report for further discussion on potential fluctuations in our operating results. Based on our leading technologies, customer relationships, business model, diligent expense management and acquisition strategy, we believe that we will continue to execute our strategies successfully.
Acquisition of Ansys
On July 17, 2025 (the Acquisition Date), we completed our acquisition of ANSYS, Inc. (Ansys) pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of January 15, 2024 (the Merger Agreement) by and among Synopsys, Ansys and ALTA Acquisition Corp. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Synopsys (the Ansys Merger). See Note 4. Business Combinations of the Notes to Consolidated Financial Statements for more information on the Ansys Merger.
For more on risks related to the Ansys Merger, see Part I, Item 1A, Risk Factors, “Risks Related to the Ansys Merger" of this Annual Report.
Impact of the Current Macroeconomic Environment
The current macroeconomic environment, including the effects of, among other things, changes in U.S. and global trade policy, including the tariffs enacted in 2025 by the U.S. and other governments, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, and fluctuations in foreign exchange rates, have resulted in increased volatility in global markets. While we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have recovered more slowly from recent macroeconomic uncertainty. The current uncertain macroeconomic environment has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us.
We expect growth across our geographies in fiscal 2026; however, we are expecting a challenging near-term environment, including in China, due to macroeconomic factors and Trade Restrictions (as defined below). See the discussion below under the heading "Impact of Global Trade Policy and the Current Geopolitical Environment" and in Part I, Item 1A, Risk Factors, "We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets" of this Annual Report for further discussion of the impact of Trade Restrictions, including export control regulations and geopolitical events on Synopsys.
While our time-based model provides stability to our business, operating results and overall financial position, the broader implications of these macroeconomic or geopolitical events, particularly in the long term, remain uncertain. Further, the negative impact of these events or disruptions may be deferred due to our business model. See Part I, Item 1A, Risk Factors, “Uncertainty in the macroeconomic environment, and its potential impact on the semiconductor and electronics industries, may negatively affect our business, operating results and financial condition” and "Our operating results may fluctuate in the future, which may adversely affect our stock price" of this Annual Report for further discussion of the impact of global economic uncertainty on our business, operations and financial condition and potential fluctuations in our operating results, respectively.
See Part I, Item 1A, Risk Factors of this Annual Report for further discussion of the impact of global economic and geopolitical uncertainty on our business, operations and financial condition.
Impact of Global Trade Policy and the Current Geopolitical Environment
We are actively monitoring changes to global trade policy, such as changes to U.S. Export Regulations (as defined below) and developments related to the tariffs enacted by the U.S. government. In fiscal 2025, the U.S. government imposed a number of new and higher U.S. tariffs on imports from countries around the world. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. There may be additional changes to tariffs or new tariffs and other aspects of global trade policy in fiscal 2026 in the U.S. and other countries due to global trade negotiations and other factors. These changes in global trade policy have not had a material impact on our business, operating results or financial condition to date.
The Bureau of Industry and Security of the U.S. Department of Commerce (BIS) has continued to publish changes to U.S. export control regulations (the U.S. Export Regulations), including, among other things, the inclusion of certain Chinese technology companies on the Entity List, restrictions on the export of electronic computer-aided design (ECAD) software specially designed for the development of certain ICs, as well as controls on ECAD software for advanced semiconductor packaging involving multiple chips or chiplets, and certain other restrictions on China’s access to certain semiconductor and advanced computing technology. U.S.-China relations remain fluid, in particular with respect to trade policy and export restrictions relating to dual-use technologies. For example, on May 29, 2025, Synopsys received a so-called “is-informed” letter from the BIS imposing a license requirement for the export, reexport, or in-country transfer of EDA software and technology classified under export control classification numbers (ECCNs) 3D991 and 3E991 when a party to the transaction is located in China or is a Chinese “military end user,” wherever located (such restrictions, the Q3 2025 BIS Restrictions). The Q3 2025 BIS Restrictions were subsequently rescinded on July 2, 2025. China export control restrictions, including the Q3 2025 BIS Restrictions, have negatively impacted our business in China, including in our Design IP segment, and may continue to impact design starts or other aspects of our business in China in the future. The evolving nature of U.S. Export Regulations, including the potential for new and expanded license requirements of this or similar nature, creates uncertainty regarding the current and future impacts on our business. We anticipate additional changes to the U.S. Export Regulations or other U.S. or non-U.S. export, sanctions, or similar trade requirements (collectively, the Trade Restrictions) in the future, but we cannot forecast the scope or timing of such changes, nor the impact on our business. We will continue to monitor such developments, including potential additional Trade Restrictions, new or expanded license requirements, and other regulatory or policy changes by the U.S. and foreign governments.
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
Business Segments
Design Automation. This segment includes our advanced silicon design, verification products and services, and Ansys products, and system integration products and services. This segment also includes digital, custom and field programmable gate array (FPGA) integrated circuit (IC) design software, verification software and hardware products, and manufacturing software products. Designers use our EDA products to accelerate and automate the chip design process, reduce errors and enable more powerful and robust designs, with improved productivity for faster time to market. Engineers use our S&A solutions to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and computational fluid dynamics (CFD).
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
Fiscal Year End
We have changed our fiscal year end from the Saturday nearest to October 31 and consisting of 52 or 53 fiscal weeks to a fiscal year end of October 31 each year. The fiscal year change became effective with our fiscal 2025, which began on November 3, 2024. Our fiscal quarters end on January 31, April 30, July 31 and October 31 of each year.
Historically, our fiscal years have been 52- or 53-week periods ending on the Saturday nearest to October 31. Fiscal 2024 was a 53-week year ended on November 2, 2024. Fiscal 2023 was a 52-week year ended on October 28, 2023. The extra week in the first quarter of fiscal 2024 resulted in approximately $63.2 million of additional revenue, and approximately $52.5 million of additional expenses, including approximately $10.6 million in stock-based compensation costs from continuing operations.
For presentation purposes, this Annual Report refers to the closest calendar month end.
Critical Accounting Estimates
A critical accounting estimate is defined as one that has a material impact on our financial condition and results of operations and requires us to make difficult, complex or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Where applicable, we base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that the following critical accounting policies reflect more significant judgments and estimates used in the preparation of our consolidated financial statements regarding critical accounting estimates. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation of the Notes to Consolidated Financial Statements in this Annual Report for further information on our significant accounting policies.

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
We have concluded that our EDA software licenses in Technology Subscription License (TSL) contracts and software licenses in Ansys semiconductor products are not distinct from our obligation to provide unspecified software updates to the licensed software throughout the license term, because those promises represent inputs to a single, combined performance obligation. Where unspecified additional software product rights are part of the contract with the customer, those rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support, because such rights are provided during the same period of time and have the same time-based pattern of transfer to the customer.
Software subscription arrangements for S&A solutions include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. We have concluded that the updates to time-based software licenses are not considered integral to maintaining the utility of the software and hence consider the license and support services as separate performance obligations. We also license S&A software on a perpetual basis with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term. We allocate the total consideration received for the bundled perpetual and support service arrangements based on the standalone selling prices of the perpetual license and support service.
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
Accounting for business combinations requires management to make significant estimates and assumptions for the valuation of goodwill and intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Changes in our estimates and assumptions may impact valuation of intangible assets, subsequent amortization of intangible assets as well as amounts recognized as goodwill. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to:
•future expected cash flows, which includes estimates of software license sales, subscriptions, support agreements and consulting contracts;
•projected expenses, which include cost of revenue, research and development and selling, general and administrative expenses (including estimated expenses required to generate the revenues attributable to different intangible assets);

•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•royalty rates applied to acquired developed technology platforms and other intangible assets;
•expected obsolescence rates and estimated useful lives of technology-related intangible assets;
• expected use of the acquired assets; and
•discount rates used to discount expected future cash flows to present value, which are typically derived from the implied rate of return on the transaction and a weighted-average cost of capital analysis with adjustments made to reflect inherent risks of the individual assets being valued;
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
Results of Operations
Revenue
Our revenues are generated from two business segments: the Design Automation segment and the Design IP segment. See Note 19. Segment Disclosure of the Notes to Consolidated Financial Statements in this Annual Report for more information about our reportable segments and revenue by geographic regions.
Further disaggregation of the revenues into various products and services within these two segments is summarized as follows:
Design Automation Segment
•EDA solutions include digital, custom and FPGA IC design software, verification software and hardware products, Ansys semiconductor products, system integration products and services, and obligations to provide unspecified updates and support services. EDA products and services are typically sold through Technology Subscription License (TSL) arrangements that grant customers the right to access and use all of the licensed products at the outset of an arrangement; software updates are generally made available throughout the entire term of the arrangement. The duration of our TSL contracts is generally two to three years, though it may vary for specific arrangements. We have concluded that the software licenses in TSL contracts are not distinct from the obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses and support represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. We recognize revenue for the combined performance obligation under TSL contracts ratably over the term of the license.
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
•S&A solutions allow engineers to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and CFD. S&A software solutions are offered as subscription solutions and also as perpetual licenses. Software subscription arrangements include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. In such subscription arrangements, the updates to time-based software licenses are not considered integral to maintaining the utility of the software. We consider the license and support services as separate performance obligations. In these instances, we allocate the total consideration received for the revenue arrangement to the separate performance obligations based on the standalone selling prices of the time-based software license and support service. The time-based software license revenue is presented as upfront products revenue, recognized at a point of time upon the later of the delivery date or the beginning of the license period, and the revenue related to the support service is presented as maintenance and service revenue and is recognized over the term of the arrangement. Perpetual license arrangements typically include a perpetual license sold with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term. We allocate the total consideration received for the bundled perpetual and support service arrangements based on the standalone selling prices of the perpetual license and support service. Revenue from perpetual licenses is presented as upfront product revenue and is recognized at a point in time upon the later of the delivery date or the beginning of the license period. Revenue from support service is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the support service performance obligation.
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
Total Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Design Automation	$5,302.4	$4,221.1	$3,775.3	$1,081.3	26%	$445.8	12%
Design IP	1,751.8	1,906.3	1,542.7	(154.5)	(8)%	363.6	24%
Total	$7,054.2	$6,127.4	$5,318.0	$926.8	15%	$809.4	15%
Our revenues are subject to fluctuations, primarily due to customer requirements including customer demand, timing requirements and the value of contract renewals. For example, we experience fluctuations in our revenues due to factors such as the timing of IP product sales, Flexible Spending Account (FSA) drawdowns, royalties, and hardware products sales. As revenues from sales of IP products, hardware products and S&A product licenses are recognized upfront, customer demand and timing requirements for such IP products, hardware products and S&A product licenses could result in increased variability of our total revenues.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $11.4 billion as of October 31, 2025, which includes $2.0 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 45% of the backlog as of October 31, 2025, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years. The backlog was approximately $8.1 billion as of October 31, 2024, which included $1.2 billion in non-cancellable FSA commitments from customers.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the year ended October 31, 2025, including our contract balances as of such date, see Note 5. Revenue of the Notes to Consolidated Financial Statements in this Annual Report.
The increase in total revenue for fiscal 2025 compared to fiscal 2024 was primarily due to the closing of the Ansys Merger, which contributed $756.6 million in revenue in fiscal 2025, revenue growth of our business across a majority of product groups and geographies. This was offset by weakness in our Design IP segment due to several headwinds, including China export control restrictions, such as the Q3 2025 BIS Restrictions, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results. The increase for fiscal 2025 was also partially offset by the impact of the extra week in fiscal 2024 of approximately $63.2 million.
The increase in total revenues for fiscal 2024 compared to fiscal 2023 was primarily due to the continued organic growth of our business in all product groups and geographies.
For a discussion of revenue by geographic areas, see Note 19. Segment Disclosure of the Notes to Consolidated Financial Statements in this Annual Report.

Time-Based Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Time-based products revenue	$3,489.6	$3,224.3	$3,016.3	$265.3	8%	$208.0	7%
Percentage of total revenue	49%	53%	57%
The increase in time-based products revenue for fiscal 2025 compared to fiscal 2024 was primarily attributable to the closing of the Ansys Merger, which contributed $86.5 million in revenue in fiscal 2025, and an increase in TSL license revenue from arrangements booked in prior periods. The increase for fiscal 2025 compared to fiscal 2024 was partially offset by the impact of the extra week in fiscal 2024. The increase in time-based products revenue for fiscal 2024 compared to fiscal 2023 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods. The increase for fiscal 2024 compared to fiscal 2023 also included the impact of the extra week in fiscal 2024.
Upfront Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Upfront products revenue	$2,010.6	$1,802.2	$1,400.1	$208.4	12%	$402.1	29%
Percentage of total revenue	29%	29%	26%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for fiscal 2025 compared to fiscal 2024 was primarily due to an increase in the sale of hardware products driven by higher demand from customers and the closing of the Ansys Merger, which contributed $198.7 million in upfront products revenue in fiscal 2025. The increase for fiscal 2024 compared to fiscal 2023 was primarily due to an increase in the sale of IP and hardware products driven by higher demand from customers.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP, hardware and S&A product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Maintenance revenue	$954.2	$429.4	$358.1	$524.8	122%	$71.3	20%
Professional service and other revenue	599.8	671.5	543.5	(71.7)	(11)%	128.0	24%
Total	$1,554.0	$1,100.9	$901.6	$453.1	41%	$199.3	22%
Percentage of total revenue	22%	18%	17%
The increase in maintenance revenue for fiscal 2025 compared to fiscal 2024 was primarily due to an increase in the volume of arrangements that include maintenance largely due to the closing of the Ansys Merger, which contributed $449.0 million in maintenance revenue in fiscal 2025. The increase for fiscal 2024 compared to fiscal 2023 was primarily due to an increase in the volume of arrangements that include maintenance.
The decrease in professional service and other revenue for fiscal 2025 compared to fiscal 2024 and the increase for fiscal 2024 compared to fiscal 2023 were primarily due to the timing of IP customization projects.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Cost of products revenue	$867.2	$770.2	$697.7	$97.0	13%	$72.5	10%
Cost of maintenance and service revenue	444.5	367.1	287.9	77.4	21%	79.2	28%
Amortization of acquired intangible assets	311.8	108.0	45.3	203.8	189%	62.7	138%
Total	$1,623.5	$1,245.3	$1,030.9	$378.2	30%	$214.4	21%
Percentage of total revenue	23%	20%	19%
Our cost of revenue comprises of three categories: cost of products revenue, cost of maintenance and service revenue, and amortization of acquired intangible assets.
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
The increase in costs of products revenue and costs of maintenance and service revenue for fiscal 2025 compared to fiscal 2024 was primarily due to increases in employee-related costs as a result of headcount increases from organic growth, which contributed $59.0 million, and the Ansys Merger, which contributed $32.8 million; $60.4 million in hardware-related costs including inventory provisions, and $3.3 million in IT and facility costs, partially offset by a decrease of $2.5 million in costs to fulfill IP consulting arrangements. The increase in amortization of acquired intangible assets for fiscal 2025 compared to fiscal 2024 was primarily due to an increase of $257.3 million in amortization of acquired technology-related and contract rights intangible assets mainly in connection with the Ansys Merger, partially offset by an impairment charge of $53.5 million of certain core / developed technology intangible assets in fiscal 2024.
The increase in cost of revenue for fiscal 2024 compared to fiscal 2023 was primarily due to increases of $62.7 million in amortization of acquired technology-related intangible assets, which included an impairment charge of $53.5 million due to a decline in estimated fair value resulting from the reductions in the expected future cash flows associated with certain core/developed technology intangible assets as further discussed in Note 6. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements in this Annual Report, $53.5 million in costs to fulfill IP consulting arrangements, $47.4 million in employee-related costs as a result of headcount increases from hiring, $43.4 million in hardware-related costs including inventory provisions, $3.4 million in the change in the fair value of our executive deferred compensation plan assets, and $3.2 million in maintenance and depreciation expenses. These increases were partially offset by a decrease of $2.1 million in IT and facility costs.

Operating Expenses
Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Research and development expenses	$2,479.3	$2,082.4	$1,849.9	$396.9	19%	$232.5	13%
Percentage of total revenue	35%	34%	35%
The increase in research and development expenses for fiscal 2025 compared to fiscal 2024 was primarily due to increases of $319.7 million in employee-related costs as a result of headcount increases from organic growth of $172.9 million as we continue to expand and enhance our product portfolio and $146.8 million from the Ansys Merger, $57.1 million in IT and facility costs, and $39.1 million in consultant and contractor costs, partially offset by a decrease of $6.6 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in research and development expenses for fiscal 2024 compared to fiscal 2023 was primarily due to higher employee-related costs of $148.2 million as a result of headcount increases as we continue to expand and enhance our product portfolio, increases of $36.5 million in the change in the fair value of our executive deferred compensation plan assets, $20.6 million in IT and facility costs, $6.7 million in depreciation expenses, and $2.4 million in consultant and contractor costs.
Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Sales and marketing expenses	$1,074.2	$859.3	$724.9	$214.9	25%	$134.4	19%
Percentage of total revenue	15%	14%	14%
The increase in sales and marketing expenses for fiscal 2025 compared to fiscal 2024 was primarily due to increases of $183.5 million in employee-related costs due to headcount increases from the Ansys Merger, which contributed $156.3 million, and organic growth, which contributed $27.2 million; $22.8 million in IT and facility costs, $13.1 million in travel and marketing costs due to an increased number of in-person meetings and events, $3.3 million in depreciation and maintenance expense, partially offset by a decrease of $10.6 million in the change in the fair value of our executive deferred compensation plan assets.
The increase in sales and marketing expenses for fiscal 2024 compared to fiscal 2023 was primarily due to increases of $90.9 million in employee-related costs due to headcount increases, $19.6 million in the change in the fair value of our executive deferred compensation plan assets, and $7.0 million in travel and marketing costs due to an increased number of in-person meetings and events.
General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
General and administrative expenses	$769.6	$568.5	$376.7	$201.1	35%	$191.8	51%
Percentage of total revenue	11%	9%	7%
The increase in general and administrative expenses for fiscal 2025 compared to fiscal 2024 was primarily due to increases of $94.8 million in legal, consulting and other professional fees mainly in connection with the Ansys

Merger, $69.5 million in employee-related costs primarily related to the Ansys Merger, $7.4 million in depreciation and maintenance expense and $3.5 million in IT and facility costs.
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

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Amortization of acquired intangible assets	$192.5	$16.2	$9.3	$176.3	1,088%	$6.9	74%
Percentage of total revenue	3%	—%	—%
The increase in amortization of acquired intangible assets for fiscal 2025 compared to fiscal 2024 was primarily due to amortization expense related to intangible assets acquired from the Ansys Merger. See Note 6. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements in this Annual Report for a schedule of future amortization amounts.
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
The following is a summary of our restructuring liabilities:

Fiscal Year	Balance at Beginning of Period	Costs Incurred	Cash Payments	Balance at End of Period
	(dollars in millions)
2025	$4.6	$—	$(0.8)	$3.8
2024	$8.2	$—	$(3.6)	$4.6
2023	$—	$53.1	$(44.9)	$8.2
In November 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan) upon approval by the Board of Directors. The 2026 Plan will allow us to invest in key growth opportunities and drive business efficiencies following the completion of the Ansys Merger. Total charges under the 2026 Plan are expected to be in the range of $300.0 million and $350.0 million, and will consist primarily of severance costs, other one-time termination benefits and facility exit costs. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026.
See Note 20. Restructuring Charges of the Notes to Consolidated Financial Statements in this Annual Report for additional information.
Interest Expense

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Interest expense	$(446.7)	$(36.8)	$(2.7)	$(409.9)	1114%	$(34.1)	1263%
Percentage of total revenue	(6)%	(1)%	—%
The increase in interest expense for fiscal 2025 as compared to fiscal 2024 was primarily due to interest on the Senior Notes and the borrowings under the Term Loan Agreement in fiscal 2025 in connection with the Ansys Merger.
The increase in interest expense for fiscal 2024 as compared to fiscal 2023 was primarily due to the amortization of bridge financing costs in fiscal 2024. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Consolidated Financial Statements in this Annual Report for further detail on our debt obligations.

Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Interest income	$277.7	$67.0	$36.7	$210.7	314%	$30.3	83%
Gain on divestitures	548.9	—	—	548.9	100%	—	—%
Gains on assets related to deferred compensation plan	65.5	85.4	20.2	(19.9)	(23)%	65.2	323%
Gain on sale of building	51.4	1.9	—	49.5	2,605%	1.9	100%
Gain (loss) on sale of strategic investments	(3.6)	55.1	—	(58.7)	(107)%	55.1	100%
Foreign currency exchange gains (losses)	1.8	6.3	(1.5)	(4.5)	(71)%	7.8	(520)%
Other, net	(16.8)	(20.7)	(20.5)	3.9	(19)%	(0.2)	1%
Total	$924.9	$195.0	$34.9	$729.9	374%	$160.1	459%
The increase in other income (expense) for fiscal 2025 as compared to fiscal 2024 was primarily due to the gain recognized from the sale of Optical Solutions Group business in connection with the Ansys Merger, higher interest income as a result of higher average cash balances and higher gain recognized from the sale of a building, partially offset by the impact of gain recognized from the sale of strategic investments in fiscal 2024 and a decrease in the change in fair value of our executive deferred compensation plan assets.
The increase in other income (expense) for fiscal 2024 as compared to fiscal 2023 was primarily due to the increase in the change in fair value of our executive deferred compensation plan assets, the impact of gain recognized from the sale of strategic investments and higher interest income as a result of higher average cash balances.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of amortization of acquired intangible assets, stock-based compensation expense, changes in the fair value of deferred compensation plan, restructuring charges, and acquisition/divestiture related items. See Note 19. Segment Disclosure of the Notes to Consolidated Financial Statements in this Annual Report for more information.
Design Automation Segment

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Adjusted operating income	$2,213.5	$1,631.9	$1,413.9	$581.6	36%	$218.0	15%
Adjusted operating margin	42%	39%	37%	3%	8%	2%	5%
The increase in adjusted operating income for fiscal 2025 compared to fiscal 2024 and for fiscal 2024 compared to fiscal 2023 was primarily due to an increase in revenue from arrangements booked in prior periods.

Design IP Segment

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	(dollars in millions)
Adjusted operating income	$419.3	$730.2	$514.1	$(310.9)	(43)%	$216.1	42%
Adjusted operating margin	24%	38%	33%	(14)%	(37)%	5%	15%
The decrease in adjusted operating income for fiscal 2025 compared to fiscal 2024 was primarily due to lower revenue from the impact of China export control restrictions, including the Q3 2025 BIS Restrictions, weaker than expected demand from a major foundry customer, and certain roadmap and resource decisions that did not yield their intended results, as well as an increase in employee-related costs due to headcount increases.
The increase in adjusted operating income for fiscal 2024 compared to fiscal 2023 was primarily due to an increase in the revenue of IP products driven by timing of customer demands.
Income Taxes
Our effective tax rate for fiscal 2025 is 4.0%, which included $64.8 million of U.S. federal research tax credit benefit, $106.9 million of foreign derived intangible income (FDII) deduction benefit, and $148.0 million of tax benefit for the reduction in valuation allowance, of which $111.0 million relates to the full valuation allowance release against state research credits.
Our effective tax rate for fiscal 2024 was 6.6%, which included $70.1 million of U.S. federal research tax credit benefit, $104.8 million of FDII deduction benefit, and $43.4 million of net excess tax benefit from stock-based compensation.
See Note 17. Income Taxes of the Notes to Consolidated Financial Statements in this Annual Report for further discussion of the provision for income taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of October 31, 2025, we held $3.0 billion in cash, cash equivalents and short-term investments. We also held $5.7 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations and investment-grade available-for-sale debt with an overall weighted-average credit rating of approximately AA.
As of October 31, 2025, approximately $1.4 billion of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
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
During the second quarter of fiscal 2025, we entered into a deferred payment agreement to defer the cash settlement of the 2025 Rate Lock Agreements over a period of 5.5 years. As of October 31, 2025, we had $110.6 million outstanding balance under the deferred payment agreement related to the 2025 Rate Lock agreements. See Note 8. Financial Assets and Liabilities of the Notes to Consolidated Financial Statements in this Annual Report for further discussion.
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
Cash Flows
Our consolidated statements of cash flows include cash flows related to the Software Integrity business. Significant non-cash items and capital expenditures of discontinued operations related to our Software Integrity business are presented separately in Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements in this Annual Report. For a discussion of fiscal 2024 changes compared to fiscal 2023, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the fiscal year ended October 31, 2024, filed on December 19, 2024.

	Year Ended October 31,
	2025	2024	$ Change
	(dollars in millions)
Cash provided by operating activities	$1,518.6	$1,407.0	$111.6
Cash provided by (used in) investing activities	$(15,881.3)	$1,223.0	$(17,104.3)
Cash provided by (used in) financing activities	$13,355.8	$(181.3)	$13,537.1
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
The increase in cash provided by operating activities for fiscal 2025 compared to fiscal 2024 was primarily due to higher accounts receivable collections, partially offset by lower net income of $902.7 million, the unrealized loss from settlement of the interest rate treasury lock of $121.6 million in fiscal 2025 and higher disbursements for operations, including vendor and tax payments.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $15.9 billion for fiscal 2025 compared to net cash provided by investing activities of $1.2 billion for fiscal 2024. The increase in cash used in investing activities was primarily driven by higher cash paid for acquisitions, net of cash acquired, of $16.5 billion mainly for the Ansys Merger and lower proceeds of $700.0 million from business divestitures, net of cash divested, partially offset by higher net proceeds of $92.4 million from the sales, purchases and maturities of investments, and higher proceeds of $57.9 million from the sale of a building in fiscal 2025.
Cash Provided by (Used) in Financing Activities
Net cash provided by financing activities was $13.4 billion for fiscal 2025 compared to net cash used in financing activities of $181.3 million for fiscal 2024. The cash provided by financing activities for fiscal 2025 was primarily driven by proceeds of $14.3 billion from the issuance of Senior Notes and the borrowing under the Term Loan Agreement, partially offset by the repayment of $850.0 million of the Term Loan. The cash used in financing activities for fiscal 2024 was primarily driven by taxes paid for net share settlements of $337.5 million and the payment of bridge financing costs of $72.3 million, partially offset by the issuance of common stock of $232.2 million.
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures on July 17, 2027 and a $2.85 billion tranche (Tranche 2) that matures on July 17, 2028. On October 17, 2025, we made an early repayment of $850.0 million on the Tranche 1 Term Loan. The outstanding balance under the Term Loan Agreement as of October 31, 2025 was $3.5 billion.
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
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of October 31, 2025, we were in compliance with the financial covenant.
In March 2025, we issued $10.0 billion in aggregate principal amount of senior notes (the Senior Notes). Our total proceeds were approximately $9.9 billion, net of original issuance discount of $17.0 million and total issuance costs of $70.2 million. The net proceeds of the Senior Notes were used to fund a portion of the Cash Consideration in the Ansys Merger and pay related transaction fees and expenses.
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
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option. There was no outstanding balance under the Revolving Credit Agreement as of October 31, 2025.
Interest under the Revolving Credit Agreement accrues on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus an applicable margin based on our credit ratings ranging from 0.795% to 1.200% or (ii) the ABR (as defined in the Revolving Credit Agreement) plus an applicable margin based on our credit ratings ranging from 0.000% to 0.200%. In addition to the interest on any outstanding loans, Synopsys is also required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.080% to 0.175% based on the credit ratings of Synopsys on the daily amount of the revolving commitment.

The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of October 31, 2025, we were in compliance with the financial covenant.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of October 31, 2025, we had $13.1 million outstanding balance under the agreement.
See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Consolidated Financial Statements in this Annual Report for further discussion.
Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of October 31, 2025, $194.3 million remained available for future stock repurchases under the Program. In connection with the Ansys Merger, we have suspended our stock repurchase program until we reduce our expected debt levels.
The IR Act was enacted in the United States on August 16, 2022. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. As of October 31, 2025, this has not had any impact on our consolidated financial statements.
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of October 31, 2025, we had lease payment obligations, net of immaterial sublease income, of $812.4 million, with $132.8 million payable within 12 months.
Purchase Obligations
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. As of October 31, 2025, we had $1.2 billion of purchase obligations, with $832.2 million payable within 12 months. Although open purchase orders are considered enforceable and legally binding, the terms may allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
Debt Obligations
Refer to "Bridge Commitment Letter, Term Loan, Revolving Credit Facilities and Senior Notes” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report for more information.
Long Term Accrued Income Taxes
As of October 31, 2025, we had $93.8 million of long-term accrued income taxes which represent uncertain tax benefits. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2025 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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
Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents, short-term investments, and outstanding debt. As of October 31, 2025, all of our cash, cash equivalents, and debt were at short-term variable or fixed interest rates.
As of October 31, 2025, we had short term fixed income investment portfolio of $72.9 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. As of October 31, 2025, we had $10.0 billion in principal amount of fixed rate senior notes outstanding with the fair value of $10.1 billion. As of October 31, 2025, we also had $3.5 billion of outstanding term loans, which are subject to floating interest rates. The carrying value of the term loans approximates their fair value as the underlying interest rates are tied to SOFR or ABR. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense. However, it would not impact the interest expense on our fixed rate senior notes outstanding.
Our cash equivalents, short-term investments and debt by fiscal year of expected maturity and average interest rates as of October 31, 2025 are as follows:

	Maturing in Year Ending
	2026	2027	2028	2029	2030 and thereafter	Total	Fair Value
	(in millions)
Cash & Cash equivalents	$2,797.2	$—	$—	$—	$—	$2,797.2	$2,797.2
Approx. average interest rate	2.89%
Short-term investments	$27.0	$29.3	$16.6	$—	$—	$72.9	$72.9
Approx. average coupon rate	2.76%	3.82%	3.66%
Debt (variable rate):
Credit Facility in China	$2.6	$2.6	$2.6	$2.6	$2.6	$13.1	$13.1
Average interest rate						LPR + .74% of such rate
Senior Notes	$—	$1,000.0	$1,000.0	$—	$8,000.0	$10,000.0	$10,143.0
Average interest rate		4.84%	4.85%		5.31%	5.22%
Term Loan	$—	$600.0	$2,850.0	$—	$—	$3,450.0	$3,450.0
Average interest rate		5.39%	5.48%			5.46%
Deferred payment on settlement of interest rate treasury lock	$22.1	$22.1	$22.1	$22.1	$22.1	$110.6	$110.6
Interest rate						3.45%
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
We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts usually ranges from 1 month to 30 months. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation and Note 8. Financial Assets and Liabilities of the Notes to Consolidated Financial Statements in this Annual Report for a description of our accounting for foreign currency forward contracts.
The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. Exchange rates are subject to significant and rapid fluctuations due to a number of factors, including interest rate changes and political and economic uncertainty. Therefore, we cannot predict the prospective impact of exchange rate fluctuations. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below as of October 31, 2025, the fair value of the contracts would decrease by approximately $3.4 million, and we would be required to pay approximately $3.4 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in positive cash flow of approximately $3.4 million that would offset the loss and negative cash flow on the maturing forward contracts.
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
Information about the gross notional values of our foreign currency contracts as of October 31, 2025 is as follows:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Indian rupee	$637,068	88.896
Japanese yen	375,436	147.960
Chinese renminbi	187,276	7.056
Canadian dollar	151,455	1.382
Taiwanese dollar	103,539	30.481
Euro	34,241	1.116
Korean won	9,959	1,430.200
British pound sterling	4,484	1.322
Israel shekel	2,923	3.248
Singapore dollar	1,685	1.291
	$1,508,066
Equity Price Risk. Our non-marketable equity securities investments totaled $45.0 million and $15.7 million as of October 31, 2025 and 2024, respectively. Our strategic investments include privately-held companies that are considered to be in the start-up or development stages and have a higher inherent risk. Specifically, the technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. These investments could be impaired if the carrying value exceeds the fair value and is not expected to recover. The evaluation of these investments is based on information provided by these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Synopsys, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries (the Company) as of October 31, 2025 and November 2, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and November 2, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired ANSYS, Inc. during fiscal 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025, total assets and total revenue of ANSYS, Inc. which represented approximately 21% of the Company’s total consolidated assets and 11% of total consolidated revenue included in the consolidated financial statements of the Company as of and for the year ended October 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ANSYS, Inc.
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
Evaluation of the Company's analysis of terms and conditions in software and intellectual property license contracts with customers
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company generates revenue from the sale of products that include software and intellectual property (IP) licenses, hardware products, maintenance and services. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Arrangements with customers can involve hundreds of products and various license rights, and customers negotiate with the Company over many aspects of these arrangements. The Company’s customers often request a broader portfolio of solutions, support and services and seek more favorable terms such as expanded license usage, future purchase rights and other unique rights at an overall lower total cost. The Company recognized total revenue of $7,054.2 million for the fiscal year ended October 31, 2025, which included revenue related to software and IP licenses.
We identified the evaluation of the Company’s analysis of terms and conditions in software and IP license contracts with customers and their effect on revenue recognition as a critical audit matter. Complex auditor judgment was required to assess the Company’s judgments made in applying revenue recognition requirements to certain terms and conditions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including the Company’s analysis of terms and conditions in software and IP license contracts with customers and their effect on revenue recognition. We tested certain significant software and IP license customer contracts by inspecting the underlying customer agreements and evaluating the Company’s assessment of the contractual terms and conditions in accordance with revenue recognition requirements. For a selection of software and IP license contracts with customers entered during the year, we inquired of personnel outside of the accounting function to corroborate our understanding of certain terms and conditions.
Evaluation of the acquisition-date fair value of certain intangible assets acquired in a business combination
As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of Ansys for aggregate purchase consideration of approximately $34.9 billion on July 17, 2025. The Company accounted for the acquisition using the acquisition method of accounting that requires allocation of the fair value of the purchase consideration to assets acquired (including identified intangible assets) and liabilities assumed at their estimated fair value on the acquisition date. The fair values of certain acquired intangible assets were determined using the relief-from-royalty method and the multi-period excess earnings method. The Company recorded estimated intangible assets attributable to the transaction of $13.0 billion, which included core/developed technologies, customer relationships, and trademarks and trade names with acquisition-date fair values of $6,500,000 thousand, $5,100,000 thousand, and $950,000 thousand, respectively.
We identified the evaluation of the acquisition-date fair value of the core/developed technologies, customer relationships, and trademarks and trade names intangible assets as a critical audit matter. Subjective and complex auditor judgment was required to evaluate certain key assumptions used in the measurement of acquisition-date fair values, including the determination of royalty rates, projected revenue and discount rate. Changes to those key assumptions could have had a significant effect on the determination of the fair value of the intangible assets. In addition, specialized skills and knowledge were needed to evaluate such assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition process. This included controls over the development and selection of the key assumptions used in the valuation of the acquired intangible assets. We performed sensitivity analyses over the key assumptions to assess the impact of changes in those assumptions on the Company’s determination of the acquisition-date fair values. We evaluated the reasonableness of projected revenue by comparing the information underlying this assumption to industry benchmarks, recent market data or historical results of the acquired business. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s royalty rates by comparing such royalty rates to publicly available data for comparable companies
•evaluating the Company’s discount rate by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Santa Clara, California
December 19, 2025

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,888,030	$3,896,532
Short-term investments	72,929	153,869
Total cash, cash equivalents and short-term investments	2,960,959	4,050,401
Accounts receivable, net	1,505,427	934,470
Inventories	365,190	361,849
Prepaid and other current assets	1,180,526	1,122,946
Total current assets	6,012,102	6,469,666
Property and equipment, net	696,693	563,006
Operating lease right-of-use assets, net	702,008	565,917
Goodwill	26,899,215	3,448,850
Intangible assets, net	12,679,591	195,164
Deferred income taxes	112,159	1,247,258
Other long-term assets	1,122,693	583,700
Total assets	$48,224,461	$13,073,561
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,326,211	$1,163,592
Operating lease liabilities	128,205	94,791
Deferred revenue	2,245,961	1,391,737
Short-term debt	22,117	—
Total current liabilities	3,722,494	2,650,120
Long-term operating lease liabilities	680,698	574,065
Long-term deferred revenue	382,557	340,831
Long-term debt	13,462,398	15,601
Other long-term liabilities	1,649,299	469,738
Total liabilities	19,897,446	4,050,355
Redeemable non-controlling interest	—	30,000
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 185,994 and 154,112 shares outstanding, respectively	1,860	1,541
Capital in excess of par value	18,640,947	1,211,206
Retained earnings	10,315,487	8,984,105
Treasury stock, at cost: 1,222 and 3,148 shares, respectively	(398,278)	(1,025,770)
Accumulated other comprehensive income (loss)	(232,414)	(180,380)
Total Synopsys stockholders’ equity	28,327,602	8,990,702
Non-controlling interest	(587)	2,504
Total stockholders’ equity	28,327,015	8,993,206
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$48,224,461	$13,073,561
See the accompanying Notes to Consolidated Financial Statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended October 31,
	2025	2024	2023
Revenue:
Time-based products	$3,489,609	$3,224,299	$3,016,256
Upfront products	2,010,602	1,802,222	1,400,125
Total products revenue	5,500,211	5,026,521	4,416,381
Maintenance and service	1,553,967	1,100,915	901,633
Total revenue	7,054,178	6,127,436	5,318,014
Cost of revenue:
Products	867,165	770,238	697,686
Maintenance and service	444,526	367,055	287,876
Amortization of acquired intangible assets	311,858	107,996	45,281
Total cost of revenue	1,623,549	1,245,289	1,030,843
Gross margin	5,430,629	4,882,147	4,287,171
Operating expenses:
Research and development	2,479,338	2,082,360	1,849,935
Sales and marketing	1,074,191	859,342	724,934
General and administrative	769,648	568,496	376,677
Amortization of acquired intangible assets	192,525	16,238	9,295
Restructuring charges	—	—	53,091
Total operating expenses	4,515,702	3,526,436	3,013,932
Operating income	914,927	1,355,711	1,273,239
Interest expense	(446,729)	(36,829)	(2,703)
Other income (expense), net	924,944	194,976	34,934
Income before income taxes	1,393,142	1,513,858	1,305,470
Provision for income taxes	55,991	99,718	90,188
Net income from continuing operations	1,337,151	1,414,140	1,215,282
Income (loss) from discontinued operations, net of income taxes	(3,900)	821,670	2,843
Net income	1,333,251	2,235,810	1,218,125
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	1,031	(27,570)	(11,763)
Net income attributed to Synopsys	$1,332,220	$2,263,380	$1,229,888

Net income (loss) attributed to Synopsys:
Continuing operations	$1,336,120	$1,441,710	$1,227,045
Discontinued operations	(3,900)	821,670	2,843
Net income	$1,332,220	$2,263,380	$1,229,888

Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$8.15	$9.41	$8.06
Discontinued operations	(0.02)	5.37	0.02
Basic net income per share	$8.13	$14.78	$8.08

Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$8.07	$9.25	$7.91
Discontinued operations	(0.03)	5.26	0.01
Diluted net income per share	$8.04	$14.51	$7.92

Shares used in computing per share amounts:
Basic	163,947	153,138	152,146
Diluted	165,656	155,944	155,195

See the accompanying Notes to Consolidated Financial Statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2025	2024	2023
Net income	$1,333,251	$2,235,810	$1,218,125
Other comprehensive income (loss):
Change in foreign currency translation adjustment	24,497	8,150	(13,912)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(173)	1,460	1,513
Cash flow hedges:
Deferred gains (losses), net of tax of $21,418, $(3,052), and $(8,940) for fiscal years 2025, 2024 and 2023, respectively	(80,074)	9,625	24,986
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,339), $(446), and $(10,053) for fiscal years 2025, 2024 and 2023, respectively	3,716	(3,201)	25,276
Other comprehensive income (loss), net of tax effects	(52,034)	16,034	37,863
Comprehensive income	1,281,217	2,251,844	1,255,988
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	1,031	(27,570)	(11,763)
Comprehensive income attributed to Synopsys	$1,280,186	$2,279,414	$1,267,751

See the accompanying Notes to Consolidated Financial Statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2022	152,375	$1,524	$1,487,126	$5,534,307	$(1,272,955)	$(234,277)	$5,515,725	$4,801	$5,520,526
Net income				1,229,888			1,229,888	(1,761)	1,228,127
Other comprehensive income (loss), net of tax effects						37,863	37,863		37,863
Purchases of treasury stock	(2,992)	(30)	30		(1,160,724)		(1,160,724)		(1,160,724)
Equity forward contract, net			(45,000)				(45,000)		(45,000)
Common stock issued, net of shares withheld for employee taxes	2,670	27	(725,211)	(19,108)	758,029		13,737		13,737
Stock-based compensation			558,078				558,078	5,214	563,292
Adjustments to redeemable non-controlling interest				(3,388)			(3,388)		(3,388)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,129				1,129	(2,304)	(1,175)
Balance at October 31, 2023	152,053	$1,521	$1,276,152	$6,741,699	$(1,675,650)	$(196,414)	$6,147,308	$5,950	$6,153,258
Net income				2,263,380			2,263,380	(5,552)	2,257,828
Other comprehensive income (loss), net of tax effects						16,034	16,034		16,034
Purchases of treasury stock	(74)	(1)	1		(45,000)		(45,000)		(45,000)
Equity forward contract, net			45,000				45,000		45,000
Common stock issued, net of shares withheld for employee taxes	2,133	21	(799,210)		694,880		(104,309)		(104,309)
Stock-based compensation			687,765				687,765	4,551	692,316
Adjustments to redeemable non-controlling interest				(20,974)			(20,974)		(20,974)
Recognition of non-controlling interest upon issuance of subsidiary stock			1,498				1,498	(2,445)	(947)
Balance at October 31, 2024	154,112	$1,541	$1,211,206	$8,984,105	$(1,025,770)	$(180,380)	$8,990,702	$2,504	$8,993,206
Net income				1,332,220			1,332,220	1,870	1,334,090
Other comprehensive income (loss), net of tax effects						(52,034)	(52,034)		(52,034)
Common stock issued upon the acquisition of Ansys	29,955	300	17,105,238				17,105,538		17,105,538
Assumption of equity awards in connection with the acquisition of Ansys			130,963				130,963		130,963
Common stock issued, net of shares withheld for employee taxes	1,927	19	(704,679)		627,492		(77,168)		(77,168)
Stock-based compensation			892,585				892,585	709	893,294
Adjustments to redeemable non-controlling interest				(838)			(838)		(838)
Deconsolidation of non-controlling interest upon the sale of subsidiary			5,634				5,634	(5,670)	(36)
Balance at October 31, 2025	185,994	$1,860	$18,640,947	$10,315,487	$(398,278)	$(232,414)	$28,327,602	$(587)	$28,327,015
See the accompanying Notes to Consolidated Financial Statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,333,251	$2,235,810	$1,218,125
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	660,430	295,065	247,120
Reduction of operating lease right-of-use assets	117,273	97,273	97,705
Amortization of capitalized costs to obtain revenue contracts	53,237	73,587	82,190
Stock-based compensation	893,294	692,316	563,292
Allowance for credit losses	50,891	19,724	19,932
(Gain) loss on sale of strategic investments	3,635	(55,077)	—
Gain on sale of building	(51,385)	(1,906)	—
Gain on divestitures, net of transaction costs	(508,044)	(868,830)	—
Amortization of bridge financing costs	41,996	33,677	—
Amortization of debt issuance costs	13,847	—	—
Deferred income taxes	(470,693)	(407,649)	(211,045)
Other	(888)	611	13,295
Net changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(174,140)	(103,460)	(178,432)
Inventories	(22,517)	(51,449)	(123,752)
Prepaid and other current assets	66,918	(410,432)	(106,396)
Other long-term assets	(481,376)	(168,255)	(100,618)
Accounts payable and accrued liabilities	(13,487)	187,564	170,496
Operating lease liabilities	(113,603)	(96,966)	(73,281)
Income taxes	6,351	(73,215)	198,078
Deferred revenue	235,261	8,641	(113,435)
Unrealized loss on settlement of interest rate treasury lock	(121,643)	—	—
Net cash provided by operating activities	1,518,608	1,407,029	1,703,274
Cash flows from investing activities:
Proceeds from maturities of short-term investments	58,016	126,703	127,128
Proceeds from sales of short-term investments	157,204	12,258	3,307
Purchases of short-term investments	(65,708)	(136,821)	(131,079)
Proceeds from sales of strategic investments	3,566	55,696	8,492
Purchases of strategic investments	(4,100)	(1,293)	(435)
Purchases of property and equipment, net	(169,454)	(139,500)	(189,618)
Proceeds from sale of building	74,279	16,339	—
Acquisitions, net of cash acquired	(16,681,257)	(156,947)	(297,692)
Proceeds from business divestitures, net of cash divested	746,550	1,446,578	—
Capitalization of software development costs	—	—	(2,204)
Other	(365)	—	—
Net cash provided by (used in) investing activities	(15,881,269)	1,223,013	(482,101)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	14,329,340	—	—
Repayment of debt	(863,637)	(2,607)	(2,603)
Payment of bridge financing and term loan costs	—	(72,265)	—
Issuances of common stock	228,418	232,212	252,986
Payments for taxes related to net share settlement of equity awards	(305,501)	(337,541)	(241,408)
Purchase of equity forward contract	—	—	(45,000)
Purchases of treasury stock	—	—	(1,160,724)
Redemption of redeemable non-controlling interest	(30,000)	—	—
Other	(2,863)	(1,096)	(122)
Net cash provided by (used in) financing activities	13,355,757	(181,297)	(1,196,871)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,896	8,797	(2,979)

Net change in cash, cash equivalents and restricted cash	(1,005,008)	2,457,542	21,323
Cash, cash equivalents and restricted cash, beginning of year, including cash from discontinued operations	3,898,729	1,441,187	1,419,864
Cash, cash equivalents and restricted cash, end of year, including cash from discontinued operations	2,893,721	3,898,729	1,441,187
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	—	4,947
Cash, cash equivalents and restricted cash from continuing operations	$2,893,721	$3,898,729	$1,436,240

Supplemental disclosure of cash flow information:
Cash paid for income taxes during the year:	$512,705	$680,064	$97,956
Interest payments during the year:	$353,773	$814	$996
Non-cash activities:
Issuance of common stock for the acquisition of Ansys	$17,105,538	$—	$—
Fair value of replacement equity awards in connection with the acquisition of Ansys	$130,963	$—	$—
Purchase of property and equipment included in accounts payable	$24,314	$32,014	$21,672
Conversion of notes receivable to non-marketable equity securities	$—	$—	$2,000
Contingent consideration receivable in connection with divestiture	$—	$22,202	$—
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
We are a global leader in supplying the mission-critical electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips or silicon, and we are pioneering artificial intelligence (AI) driven chip design across the full-stack EDA suite to improve efficiency and accelerate the design, verification testing and manufacturing of advanced digital and analog chips. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them, including cloud-based digital design flow to boost chip-design development productivity. We also provide technical services and support to help our customers develop advanced chips and electronic systems.
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
We also offer a broad and comprehensive portfolio of semiconductor IP solutions, which are pre-designed circuits that engineers use as components of larger chip designs to reduce development risk and speed time to market. Our high quality, silicon-proven semiconductor IP includes logic libraries, embedded memories, wired interface IP, memory interface IP, security IP, and embedded processors. To accelerate IP integration and silicon bring-up, our IP Accelerated initiative provides architecture design expertise, customized IP subsystems, hardening, and signal and power integrity analysis. These products and services are part of our Design IP segment.
Note 2. Summary of Significant Accounting Policies and Basis of Presentation
Basis of Presentation and Principles of Consolidation. Historically, our fiscal years have been 52- or 53-week periods ending on the Saturday nearest to October 31. Fiscal 2024 was a 53-week year ended on November 2, 2024, and fiscal 2023 was a 52-week year ended on October 28, 2023.
We have changed our fiscal year end from the Saturday nearest to October 31 and consisting of 52 or 53 fiscal weeks to a fiscal year end of October 31 each year. The fiscal year change became effective with our fiscal 2025, which began on November 3, 2024. Our fiscal quarters end on January 31, April 30, July 31 and October 31 of each year.
Our results of operations for the fiscal 2025, fiscal 2024 and fiscal 2023 included 363 days, 371 days, and 364 days respectively. For presentation purposes, the consolidated financial statements and accompanying notes refer to the closest calendar month end.
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
Acquisition of Ansys. On July 17, 2025 (the Acquisition Date), we completed the acquisition of ANSYS, Inc. (Ansys), a provider of broad engineering simulation and analysis software and services for $199.91 in cash and 0.3399 of a share of our common stock in exchange for each ordinary share of Ansys for a total consideration of $34.9 billion.

We accounted for the acquisition of Ansys by applying the acquisition method of accounting for business combinations. The consolidated financial statements include the financial results of Ansys prospectively from the Acquisition Date. See Note 4. Business Combinations and Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Consolidated Financial Statements in this Annual Report.
Cash Equivalents and Short-term Investments. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents, as well as time deposits which can be withdrawn at any time without penalty to be cash equivalents. Our investments in debt securities with remaining maturities greater than three months at the date of purchase are designated as available-for-sale securities as we may convert these investments into cash at any time to fund general operations, and included in short-term investments in the consolidated balance sheets. Our debt securities generally have an effective maturity term of less than three years and are carried at fair value, with unrealized gains and losses included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). For available-for-sale debt securities in an unrealized loss position, we evaluate whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. The allowance for credit loss is recorded in other income (expense), net, in the consolidated statements of income, not to exceed the amount of the unrealized loss. Any excess unrealized loss other than the credit loss is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. See Note 8. Financial Assets and Liabilities of the Notes to Consolidated Financial Statements in this Annual Report.
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

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs/Adjustments	Balance at End of Period
	(in thousands)
2025	$64,043	$50,891	$(9,097)	$105,837
2024	$50,366	$19,286	$(5,609)	$64,043
2023	$38,586	$18,345	$(6,565)	$50,366
Inventories. Inventories are computed at standard costs which approximate actual costs, on a first-in, first-out basis and valued at the lower of cost or net realizable value. Inventories primarily include components and finished goods for complex emulation and prototyping hardware systems. The valuation process includes a review of the forecasts based upon future demand and market conditions. Inventory provisions are recorded when gross inventory may be in excess of anticipated demand or considered obsolete. Inventory provisions are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and require estimates that may include uncertain elements.

Fair Values of Financial Instruments. Our cash equivalents, short-term investments, marketable securities and foreign currency contracts are carried at fair value. The fair value of our accounts receivable and accounts payable approximates the carrying amount due to their short duration. Non-marketable equity securities are accounted for using either the measurement alternative or equity method of accounting. We perform periodic impairment analysis on these non-marketable equity securities. The carrying amount of the short-term and long-term debt approximates the estimated fair value. See Note 9. Fair Value Measurements of the Notes to Consolidated Financial Statements in this Annual Report.
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
The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. See Note 8. Financial Assets and Liabilities of the Notes to Consolidated Financial Statements in this Annual Report.
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
We sell our products worldwide primarily to customers in the global electronics market. We perform on-going credit evaluations of our customers’ financial condition and do not require collateral. We establish reserves for potential credit losses and such losses have been within management’s expectations.
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
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Depreciation expenses were $171.9 million, $162.9 million and $141.4 million in fiscal 2025, 2024 and 2023, respectively. Repair and maintenance costs are expensed as incurred and such costs were $104.7 million, $89.4 million and $74.4 million in fiscal 2025, 2024 and 2023, respectively.

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
Business Combinations. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their acquisition-date fair values with the exception of contract assets and contract liabilities (deferred revenue) which are recognized and measured on the acquisition date in accordance with our “Revenue Recognition” policy, as if we had originated the contracts. The excess of the purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. We include the results of operations of the businesses that are acquired from the acquisition date.
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
Intangible Assets. Intangible assets consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, and capitalized software. These intangible assets are acquired through business combinations, direct purchases, or internally developed capitalized software. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to twenty-three years.
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
We generate revenue from the licensing of our EDA software, IP products and S&A software solutions, as well as sale of hardware products, and maintenance and services. The various types are set forth below.
Electronic Design Automation
Software license revenue consists of fees associated with the licensing of our software and Ansys semiconductor products primarily through Technology Subscription License (TSL) contracts. TSLs are time-based licenses for a finite term and generally provide the customer with limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The majority of our arrangements are TSLs due to the nature of our business and customer requirements. In addition to the licenses, the arrangements also include: post-contract customer support, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology; other intertwined services such as multiple copies of the tools; assisting our customers in applying our technology in the customers' development environment; and rights to remix licenses for other licenses. Payments are generally received in equal or near equal installments over the term of the arrangement. We have concluded that our software licenses in TSL contracts are not distinct from our obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of control to the software license. Remix rights are not an additional promised good or service in the contract, and where unspecified additional software product rights are part of the contract with the customer, such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support because such rights are provided for the same period of time and have the same pattern of transfer to the customer over the duration of the subscription term.
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
Simulation and Analysis
S&A solutions allow engineers to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and computational fluid dynamics (CFD). S&A software solutions are offered as subscription solutions and also as perpetual licenses. Software subscription arrangements include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. In such subscription arrangements, the updates to time-based software licenses are not considered integral to maintaining the utility of the software. We consider the license and support services as separate performance obligations. In these instances, we allocate the total consideration received for the revenue arrangement to the separate performance obligations based on the standalone selling prices of the time-based software license and support service. The time-based software license revenue is presented as upfront products revenue, recognized at a point of time upon the later of the delivery date or the beginning of the license period, and the revenue related to the support service is presented as maintenance and service revenue and is recognized over the term of the arrangement. Perpetual license arrangements typically include a perpetual license sold with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term. We allocate the total consideration received for the bundled perpetual and support service arrangements based on the standalone selling prices of the perpetual license and support service. Revenue from perpetual licenses is presented as upfront product revenue and is recognized at a point in time upon the later of the delivery date or the beginning of the license period. Revenue from support service is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the support service performance obligation.
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
Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. Customers can negotiate for a broad portfolio of solutions, and favorable terms along with future purchase options to manage their overall costs. Analysis of the terms and conditions in these contracts and their effect on revenue recognition may require significant judgment. We have concluded that (1) our EDA software licenses in TSL contracts and software licenses in certain Ansys' semiconductor industry subscription products are not distinct from our obligation to provide unspecified software updates to the licensed software throughout the license term, because those promises represent inputs to a single, combined performance obligation, and (2) where unspecified additional software product rights are part of the contract with the customer, such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support, because such rights are provided for the same period of time and have the same time-based pattern of transfer to the customer. In reaching this conclusion, we considered the nature of the obligation to customers, which is to provide an ongoing right to use the most up to date and relevant software. As EDA customers operate in a rapidly changing and competitive environment, satisfying the obligation requires providing critical updates to the existing software products, including ongoing iterative interaction with customers to make the software relevant to customers’ ability to meet the time to go to market with advanced products.
Software subscription arrangements for S&A solutions include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. We have concluded that the updates to time-based software licenses are not considered integral to maintaining the utility of the software and hence the license and support services as separate performance obligations. We also license S&A software on a perpetual basis with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term. We allocate the total consideration received for the bundled perpetual and support service arrangements based on the standalone selling prices of the perpetual license and support service.
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
Judgment is also required to determine the standalone selling price (SSP) for each distinct performance obligation. For non-software performance obligations (IP, Hardware, and services), SSP is established based on observable prices of products and services sold separately. SSP for license (and related updates and support) in a contract with multiple performance obligations is determined by applying a residual approach whereby all other non-software performance obligations within a contract are first allocated a portion of the transaction price based upon their respective SSP, using observable prices, with any residual amount of the transaction price allocated to the license because we do not sell the license separately, and the pricing is highly variable. For S&A product subscription sales, we use all information reasonably available to us to determine the estimated SSP of time-based software license and support services.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing customers, resulting in receivables, contract assets, or contract liabilities (deferred revenue) in our consolidated balance sheets. For specific software, hardware, and IP agreements with payment plans, we record an unbilled receivable associated with revenue recognized upon transfer of control, as it holds an unconditional right to invoice and receive payment in the future for those transferred products or services. A contract asset is recorded when revenue is recognized before we have the unconditional right to invoice or retain performance risk concerning that performance obligation. These contract assets transition to receivables when the rights become unconditional, generally upon the completion of a milestone. A deferred revenue is recorded when revenue is recognized subsequent to invoicing.

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
Net Income Per Share. We compute basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding such as stock options and unvested restricted stock units (RSUs) and awards during the period using the treasury stock method. See Note 16. Net Income (Loss) Per Share of the Notes to Consolidated Financial Statements in this Annual Report.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our annual reports beginning in fiscal 2025 and interim period reports beginning in fiscal 2026. We adopted the standard during fiscal 2025, on a retrospective basis, and the adoption provided more granular disclosure of significant operating expenses within our segment disclosure. See Note 19. Segment Disclosure of the Notes to Consolidated Financial Statements in this Annual Report for further details.
Recent Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The ASU will be effective for us beginning in fiscal 2027 and will be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs and clarifies the criteria for capitalization. The ASU will be effective for us beginning in fiscal 2029, either on a prospective, retrospective, or a modified basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
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
We have received the entire deferred consideration installment payments of $125.0 million in fiscal 2025. There was no material change to the fair value of the contingent consideration receivable as of October 31, 2025.

The financial results of the Software Integrity business are presented as income from discontinued operations, net of income taxes in our consolidated statements of income. The following table presents the major components of financial results of our Software Integrity business for the periods presented:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Revenue	$—	$468,720	$524,605
Cost of revenue	—	153,081	191,350
Operating expenses	—	265,029	337,235
Other income (expense), net	—	2,003	292
Income (loss) from discontinued operations	—	52,613	(3,688)
Gain (loss) on Software Integrity Divestiture	(8,299)	868,830	—
Income (loss) from discontinued operations before income taxes	(8,299)	921,443	(3,688)
Income tax provision (benefit)	(4,399)	99,773	(6,531)
Income (loss) from discontinued operations, net of income taxes	$(3,900)	$821,670	$2,843
The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Year Ended October 31,
	2025	2024	2023
	( in thousands)
Amortization and depreciation	$—	$16,317	$51,971
Reduction of operating lease right-of-use assets	$—	$2,162	$5,120
Amortization of capitalized costs to obtain revenue contracts	$—	$25,051	$30,071
Stock-based compensation	$—	$34,381	$50,198
Deferred income taxes	$(6,933)	$(31,679)	$(3,136)
Purchases of property and equipment	$—	$1,487	$3,232
Note 4. Business Combinations
Fiscal 2025
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
We funded the Cash Consideration in the Ansys Merger through a combination of cash on hand, the net proceeds from the issuance of the Senior Notes, and the borrowings under the Term Loan Agreement, each as defined and discussed in Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Consolidated Financial Statements in this Annual Report.
The aggregate purchase consideration was preliminarily allocated as follows:

(in thousands)
Cash for outstanding Ansys Common Stock(1)	$17,613,185
Fair value of Synopsys Common Stock issued for outstanding Ansys Common Stock(2)	17,105,538
Fair value of assumed Ansys equity awards attributable to pre-combination services(3)	130,963
Settlement of pre-existing relationships	8,794
Total purchase consideration	34,858,480
Less: cash acquired	(931,740)
Total purchase consideration, net of cash acquired	$33,926,740
Allocations
Total current assets	$898,127
Property and equipment	106,209
Goodwill	23,442,889
Intangible assets	12,990,000
Other long-term assets	253,815
Deferred revenue	(637,076)
Other current liabilities	(303,526)
Long-term deferred revenue	(34,070)
Long-term deferred tax liabilities	(2,624,094)
Other long-term liabilities	(165,534)
$33,926,740
(1) Represents the total cash paid to settle 88.1 million outstanding shares of Ansys Common Stock as of the Acquisition Date at $199.91 per share and for the settlement of fractional shares.
(2) Represents the fair value of 30.0 million shares of Synopsys Common Stock issued to settle 88.1 million outstanding shares of Ansys Common Stock. Synopsys issued 0.3399 of a share of Synopsys Common Stock for each Ansys share. The fair value of Synopsys Common Stock was $571.20 per share as of the Acquisition Date.
(3) Represents the fair value of assumed Ansys options and RSUs attributed to pre-combination services. See Note 15. Employee Benefit Plans for additional information.
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

The operating results of Ansys have been included in our consolidated financial statements for the fiscal year ended October 31, 2025 from the Acquisition Date.
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

(3) Contract rights intangible, which represents contracted but unsatisfied or partially unsatisfied performance obligations, primarily relates to the dollar value of purchase arrangements with customers. The preliminary fair value was determined using the multi-period excess earnings method under the income approach. The economic useful life is based on the time to fulfill the outstanding order backlog obligation.

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
The Optical Solutions Group and PowerArtist RTL Divestitures
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
The Regulatory Divestitures did not represent a strategic shift in operations that would have a major effect on Synopsys' business and are also not material to our financial results, and therefore, are not presented as discontinued operations. The assets and liabilities of OSG and PowerArtist were classified as assets held for sale as of the Acquisition Date. OSG and PowerArtist were included in our Design Automation segment.
On October 17, 2025, we completed the Regulatory Divestitures for cash consideration of $604.0 million. As the result of the Regulatory Divestitures, we disposed $55.1 million of net assets including goodwill of $19.5 million, and recognized a pre-tax gain on sale of $548.9 million, which was included in other income (expense), net in the consolidated statements of income. In addition, we incurred $32.6 million divestiture-related expenses, resulting in a net pre-tax gain on sale of $516.3 million.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Ansys had been acquired as of the beginning of fiscal year 2024.

	Year Ended October 31,
	2025	2024
	(in thousands)
Pro forma total revenue	$8,920,890	$8,450,296
Pro forma net income (loss)	$743,822	$651,499
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
As of the end of fiscal 2024, upon issuance of new OpenLight stock, our ownership interest in OpenLight was reduced to 71% and the Minority Investor was reduced to 24%. On December 23, 2024, we exercised the call option to purchase the remaining ownership interest held by the Minority Investor at a redemption price of $30.0 million, bringing our ownership interest in OpenLight to 95%.
Subsequently on December 30, 2024, we divested our entire ownership interest in OpenLight. We had previously recorded an impairment charge of $53.5 million related to acquired intangible assets in OpenLight in fiscal 2024. See Note 6. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements in this Annual Report for more information. The goodwill related to the OpenLight acquisition was assigned to our Design Automation reporting unit. The resulting loss on the OpenLight divestiture, included in other income (expense), net in the consolidated statements of income, was not material to our results of operation.
During fiscal 2025, 2024 and 2023, OpenLight incurred a net loss of $3.5 million, $91.7 million and $40.9 million, respectively, of which $0.8 million, $22.0 million and $10.0 million, respectively, was attributable to redeemable non-controlling interest. The carrying value of the redeemable non-controlling interest was recorded at its estimated fair value of $30.0 million as of October 31, 2024 in the consolidated balance sheets. We have excluded the financial results of OpenLight from our consolidated financial statements from the date of sale.
Transaction Costs
Transaction costs for acquisitions, primarily related to the Ansys Merger, were $267.1 million, $161.8 million and $13.8 million during fiscal 2025, 2024 and 2023, respectively. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions, as well as the Bridge Commitment financing costs, and were expensed as incurred in our consolidated statements of income.
Note 5. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Year Ended October 31,
	2025	2024	2023
EDA	62.0%	66.4%	69.2%
Design IP	24.8%	31.1%	29.0%
Ansys	10.7%	—%	—%
Other	2.5%	2.5%	1.8%
Total	100.0%	100.0%	100.0%
For additional information on our product groups and the revenue attributable to them by product type, refer to Part I, Item 1, Business in this Annual Report.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing customers, resulting in receivables, contract assets, or contract liabilities (deferred revenue) in our consolidated balance sheets. For specific software, hardware, and IP agreements with payment plans, we record an unbilled receivable associated with revenue recognized upon transfer of control, as it holds an unconditional right to invoice and receive payment in the future for those transferred products or services.
A contract asset is recorded when revenue is recognized before we have the unconditional right to invoice or retains performance risk concerning that performance obligation. These contract assets transition to receivables when the rights become unconditional, generally upon the completion of a milestone. The contract assets listed below are included in prepaid and other current assets and other long-term assets in our consolidated balance sheets.

Contract balances are as follows:

	As of October 31,
	2025	2024
	(in thousands)
Contract assets, net	$1,222,029	$757,075
Unbilled receivables	$45,528	$44,166
Deferred revenue	$2,628,518	$1,732,568
Long-term contract assets were $336.4 million as of October 31, 2025.
During fiscal 2025, we recognized revenue of $1.5 billion that was included in the deferred revenue balance as of October 31, 2024, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services. During fiscal 2024, we recognized revenue of $1.5 billion, that was included in the deferred revenue balance as of October 31, 2023, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $11.4 billion as of October 31, 2025, which includes $2.0 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 45% of the backlog as of October 31, 2025, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years. The backlog was approximately $8.1 billion as of October 31, 2024, which included $1.2 billion in non-cancellable FSA commitments from customers.
During fiscal 2025 and 2024, we recognized $125.3 million and $104.4 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
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
Capitalized commission costs, net of accumulated amortization, as of October 31, 2025 were $92.5 million, of which $13.4 million were included in prepaid and other current assets, and $79.1 million in other long-term assets in our consolidated balance sheets. Capitalized commission costs, net of accumulated amortization, as of October 31, 2024 were $72.8 million, included in other long-term assets in our consolidated balance sheets. Amortization of these assets were $53.2 million, $48.5 million and $52.1 million during fiscal 2025, 2024 and 2023, respectively, and are included in sales and marketing expense in our consolidated statements of income.
Note 6. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combination. The change in the goodwill during fiscal 2025 resulted primarily from $23.4 billion related to the Ansys Merger. For additional information, refer to Note 4. Business Combination of the Notes to Consolidated Financial Statements in this Annual Report.
We performed the required annual goodwill assessment in the fourth quarter of fiscal 2025, and concluded the goodwill was not impaired. There was no goodwill impairment in fiscal 2025, 2024 and 2023.
Goodwill activity by reportable segment consists of the following:

	Design Automation	Design IP	Total
	(in thousands)
Balance at October 31, 2023	$2,400,682	$945,383	$3,346,065
Additions	61,803	34,339	96,142
Adjustments	170	—	170
Effect of foreign currency translation	6,602	(129)	6,473
Balance at October 31, 2024	2,469,257	979,593	3,448,850
Additions	23,442,889	—	23,442,889
Adjustments (OSG Divestiture)	(19,471)	—	(19,471)
Effect of foreign currency translation	24,255	2,692	26,947
Balance at October 31, 2025	$25,916,930	$982,285	$26,899,215
Intangible Assets
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The change in the gross carrying amounts of intangible assets in fiscal 2025 was due to the Ansys Merger. For additional information, refer to Note 4. Business Combination of the Notes to Consolidated Financial Statements in this Annual Report.
During the fourth quarter of fiscal 2024, we assessed long-lived assets for impairment and recorded an impairment charge of $53.5 million related to acquired intangible assets. The impairment charge was triggered by a decline in estimated fair value resulting from the reductions in the expected future cash flows associated with our core/developed technology intangible assets related to our OpenLight business. There were no other impairment charges for long-lived assets in fiscal 2025, 2024 and 2023.
Intangible assets as of October 31, 2025 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)
Core/developed technology	$7,309,753	$929,901	$6,379,852
Customer relationships	5,415,558	428,377	4,987,181
Contract rights intangible	614,358	239,808	374,550
Trademarks and trade names	962,925	24,917	938,008
Total	$14,302,594	$1,623,003	$12,679,591
Intangible assets as of October 31, 2024 consists of the following:

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
	(in thousands)
Core/developed technology	$904,347	$777,518	$126,829
Customer relationships	314,140	247,025	67,115
Contract rights intangible	176,382	175,170	1,212
Trademarks and trade names	12,925	12,917	8
Total	$1,407,794	$1,212,630	$195,164
Amortization expense related to acquired intangible assets, including the impairment charge, consists of the following:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Core/developed technology	$247,210	$104,797	$42,892
Customer relationships	180,525	15,550	9,288
Contract rights intangible	64,648	3,872	2,389
Trademarks and trade names	12,000	15	7
Capitalized software development costs(1)	—	—	4,770
Total	$504,383	$124,234	$59,346
(1)Amortization of capitalized software development costs is included in cost of products revenue in the consolidated statements of income.
The following table presents the estimated future amortization of acquired intangible assets as of October 31, 2025:

Fiscal Year	(in thousands)
2026	$1,613,410
2027	1,544,994
2028	1,384,004
2029	1,381,360
2030	1,375,519
2031 and thereafter	5,380,304
Total	$12,679,591

Note 7. Balance Sheet Components

	As of October 31,
	2025	2024
	(in thousands)
Accounts receivable, net:
Accounts receivable	$1,548,858	$941,312
Unbilled accounts receivable	45,528	44,166
Total accounts receivable	1,594,386	985,478
Less: allowance for credit losses	(88,959)	(51,008)
Total	$1,505,427	$934,470

Property and equipment, net:
Computer and other equipment	$1,150,804	$1,011,712
Buildings	100,016	103,779
Furniture and fixtures	101,183	87,524
Land	13,888	18,219
Leasehold improvements	295,917	271,753
Total property and equipment	1,661,808	1,492,987
Less: accumulated depreciation (1)	(965,115)	(929,981)
Total	$696,693	$563,006

Accounts payable and accrued liabilities:
Payroll and related benefits	$822,575	$624,823
Accounts payable	164,766	207,333
Accrued income taxes	94,664	147,115
Interest payable	49,826	—
Other accrued liabilities	194,380	184,321
Total	$1,326,211	$1,163,592

Other long-term liabilities:
Deferred tax liability	$1,001,070	$36,557
Deferred compensation plan liabilities	447,232	386,757
Other	200,997	46,424
Total	$1,649,299	$469,738
(1)Accumulated depreciation includes write-offs due to retirement of fully depreciated fixed assets.
Note 8. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments

As of October 31, 2025, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$52,978	$—	$—	$—	$52,978
Total:	$52,978	$—	$—	$—	$52,978
Short-term investments:
U.S. Treasury, agency & T-bills	$6,661	$19	$—	$—	$6,680
Municipal bonds	22,004	61	—	—	22,065
Corporate debt securities	43,878	139	(18)	—	43,999
Other	185	—	—	—	185
Total:	$72,728	$219	$(18)	$—	$72,929
(1)See Note 9. Fair Value Measurements for further discussion on fair values.
Our short-term investment portfolio includes both corporate and government debt securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates, and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of October 31, 2025, our investments that were in a continuous loss position of 12 months or more, as well as the unrealized losses on those investments, were immaterial.
The contractual maturities of our available-for-sale debt securities as of October 31, 2025 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$26,944	$27,014
1-5 years	45,784	45,915
Total	$72,728	$72,929

As of October 31, 2024, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$869,972	$—	$—	$—	$869,972
U.S. Treasury, agency & T-bills	7,984	1	—	—	7,985
Total:	$877,956	$1	$—	$—	$877,957
Short-term investments:
U.S. Treasury, agency & T-bills	$19,411	$44	$(6)	$—	$19,449
Corporate debt securities	105,024	349	(115)	(2)	105,256
Asset-backed securities	29,061	130	(7)	(20)	29,164
Total:	$153,496	$523	$(128)	$(22)	$153,869
(1)See Note 9. Fair Value Measurements for further discussion on fair values.
Restricted cash
We include amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. Restricted cash is primarily associated with deposits for office leases and employee loan programs.
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets and the consolidated statements of cash flows:

	As of October 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$2,888,030	$3,896,532
Restricted cash included in prepaid and other current assets	4,680	1,529
Restricted cash included in other long-term assets	1,011	668
Cash, cash equivalents and restricted cash	$2,893,721	$3,898,729
Non-marketable equity securities
Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. During the first quarter of fiscal 2024, we completed the sale of certain strategic investments in privately-held companies. The gain recognized from the sales was $55.1 million and included in other income (expense), net, in our consolidated statements of income. There were no material impairments of non-marketable equity securities in fiscal 2025, 2024, and 2023.
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
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts is included in net cash provided by operating activities in the consolidated statements of cash flows.
Additionally, in order to manage interest rate exposure related to anticipated debt transactions, in the first quarter of fiscal 2025, we entered into treasury rate lock agreements to hedge against unfavorable interest rate changes. The accounting for gains and losses resulting from changes in fair value depends on whether these are designated and qualify for hedge accounting. The assets or liabilities associated with these derivatives are recorded at fair value in other current assets or accrued liabilities in the consolidated balance sheets. The cash flow impact upon settlement of these derivative contracts is included in net cash used in operating activities in the consolidated statements of cash flows.
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
We did not record any gains or losses related to discontinuation of foreign exchange forward contracts cash flow hedges for fiscal years 2025, 2024 and 2023.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts (the 2025 Rate Lock Agreements) with notional value of $2.0 billion to lock the benchmark interest rate prior to expected debt issuances with 10-year and 30-year terms. The objective of the 2025 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing on the notional amount being hedged. To receive hedge accounting treatment, the hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. These derivatives are designated as cash flow hedges with unrealized gains and losses deferred in OCI. The 2025 Rate Lock Agreements terminated and settled in the second quarter of fiscal 2025, and we recorded the fair value of $121.6 million as a loss within OCI. The unrealized loss of $121.6 million is being amortized to interest expense over the life of the related debt. We expect $7.0 million of the unrealized loss to be amortized to interest expense over the next 12 months. As of October 31, 2025, the unamortized portion of the fair value of the 2025 Rate Lock Agreements was $117.0 million. We had no interest rate hedge contracts outstanding as of October 31, 2025.
During the second quarter of fiscal 2025, we entered into a deferred payment agreement with the counterparty bank to defer the cash settlement of 2025 Rate Lock Agreements over a period of 5.5 years with installments due semi-annually. The implied interest rate is 3.45%. This liability is recognized in our consolidated balance sheets as short-term debt for the portion due within the next 12 months and as long-term debt for the remaining portion. There were no debt covenants applicable to the deferred payment agreement.

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
The effects of the non-designated foreign currency derivative instruments in the consolidated statements of income are summarized as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(5,492)	$(307)	$(5,899)
The notional amounts in the table below for foreign currency derivative instruments provide one measure of the transaction volume outstanding:

	As of October 31,
	2025	2024
	(in thousands)
Total gross notional amounts	$1,587,863	$1,686,341
Net fair value	$(1,234)	$1,819
Our exposure to the market gains or losses will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following table represents the consolidated balance sheets location and amount of foreign currency derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at October 31, 2025
Other current assets	$8,598	$265
Accrued liabilities	$9,504	$593
Balance at October 31, 2024
Other current assets	$8,839	$12
Accrued liabilities	$6,918	$114

The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2025
Foreign exchange contracts	Revenue	$20,434	Revenue	$3,155
Foreign exchange contracts	Operating expenses	(7,292)	Operating expenses	(3,320)
Interest rate contracts	Interest expense	(93,216)	Interest expense	(3,551)
Total		$(80,074)		$(3,716)
Fiscal year ended October 31, 2024
Foreign exchange contracts	Revenue	$3,940	Revenue	$3,089
Foreign exchange contracts	Operating expenses	5,685	Operating expenses	112
Total		$9,625		$3,201
Fiscal year ended October 31, 2023
Foreign exchange contracts	Revenue	$8,390	Revenue	$(9,942)
Foreign exchange contracts	Operating expenses	16,596	Operating expenses	(15,334)
Total		$24,986		$(25,276)
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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2025:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$52,978	$52,978	$—	$—
Short-term investments:
U.S. Treasury, agency & T-bills	6,680	—	6,680	—
Municipal bonds	22,065	—	22,065	—
Corporate debt securities	43,999	—	43,999	—
Others	185	—	185	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,863	—	8,863	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	447,232	447,232	—	—
Marketable equity securities	785	785	—	—
Total assets	$604,989	$500,995	$81,792	$22,202
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,097	$—	$10,097	$—
Other long-term liabilities:
Deferred compensation plan liabilities	447,232	447,232	—	—
Total liabilities	$457,329	$447,232	$10,097	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2024:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$869,972	$869,972	$—	$—
U.S. Treasury, agency & T-bills	7,985	—	7,985	—
Short-term investments:
U.S. Treasury, agency & T-bills	19,449	—	19,449	—
Corporate debt securities	105,256	—	105,256	—
Asset-backed securities	29,164	—	29,164	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,851	—	8,851	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	386,757	386,757	—	—
Total assets	$1,449,636	$1,256,729	$170,705	$22,202
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$7,032	$—	$7,032	$—
Other long-term liabilities:
Deferred compensation plan liabilities	386,757	386,757	—	—
Total liabilities	$393,789	$386,757	$7,032	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
The following table summarizes our borrowings as of October 31, 2025:

	Effective Interest Rate	Amount (in thousands)
Fixed-rate 4.550% Senior Notes due on April 1, 2027	4.840%	$1,000,000
Fixed-rate 4.650% Senior Notes due on April 1, 2028	4.850%	1,000,000
Fixed-rate 4.850% Senior Notes due on April 1, 2030	4.980%	2,000,000
Fixed-rate 5.000% Senior Notes due on April 1, 2032	5.150%	1,500,000
Fixed-rate 5.150% Senior Notes due on April 1, 2035	5.270%	2,400,000
Fixed-rate 5.700% Senior Notes due on April 1, 2055	5.800%	2,100,000
Term Loan due on July 17, 2027	5.390%	600,000
Term Loan due on July 17, 2028	5.480%	2,850,000
Total		13,450,000
Unamortized discount and issuance costs		(89,156)
Total Senior Notes and Term Loan		13,360,844
Deferred payment on settlement of interest rate treasury lock		110,585
Other borrowings		13,086
Total		$13,484,515
Reported as:
Short-term debt		$22,117
Long-term debt		13,462,398
Total		$13,484,515
Senior Notes
On March 17, 2025, we issued $10.0 billion in aggregate principal amount of senior, unsecured and unsubordinated long-term notes, including $1.0 billion aggregate principal amount of 4.550% Senior Notes due April 1, 2027 (the 2027 Senior Notes), $1.0 billion aggregate principal amount of 4.650% Senior Notes due April 1, 2028 (the 2028 Senior Notes), $2.0 billion aggregate principal amount of 4.850% Senior Notes due April 1, 2030 (the 2030 Senior Notes), $1.5 billion aggregate principal amount of 5.000% Senior Notes due April 1, 2032 (the 2032 Senior Notes), $2.4 billion aggregate principal amount of 5.150% Senior Notes due April 1, 2035 (the 2035 Senior Notes) and $2.1 billion aggregate principal amount of 5.700% Senior Notes due April 1, 2055 (the 2055 Senior Notes and together with the 2027 Senior Notes, 2028 Senior Notes, 2030 Senior Notes, 2032 Senior Notes and 2035 Senior Notes, the Senior Notes). Our total proceeds were approximately $9.9 billion, net of original issuance discount of $17.0 million and total issuance costs of $70.2 million. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2025. The discount and issuance costs on our Senior Notes are amortized to interest expense over the terms of the respective notes using the effective interest method. The effective rates for the Senior Notes include the interest on the notes, the accretion of the discount and the amortization of issuance costs.
The Senior Notes were issued under an indenture, dated as of March 17, 2025 (the Base Indenture), as supplemented by the first supplemental indenture, dated as of March 17, 2025 (the Supplemental Indenture and, together with the Base Indenture, the Indenture), each between Synopsys and U.S. Bank Trust Company, National Association, as trustee.
The net proceeds of the Senior Notes were used to fund a portion of the Cash Consideration in the Ansys Merger and pay related transaction fees and expenses.
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
Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $10.1 billion as of October 31, 2025. While the Senior Notes are recorded at cost, the fair value of long-term debt was determined based on observable market prices in less active markets and categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of October 31, 2025 , we were in compliance with all of our covenants under the Indenture.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts with an aggregate notional amount of $2.0 billion to manage the variability in cash flows due to changes in benchmark interest rates related to the Senior Notes. These interest rate hedge contracts were terminated and settled during the second quarter of fiscal 2025, and we entered into a deferred payment agreement with the counterparty bank to defer the cash settlement. See Note 8. Financial Assets and Liabilities of the Notes to Consolidated Financial Statements for more information on these cash flow hedging activities.
Bridge Commitment
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
On October 3, 2024, we reduced the Bridge Commitment by $1.1 billion to $10.6 billion following the closing of the Software Integrity Divestiture. On March 17, 2025, we further reduced the Bridge Commitment by $9.9 billion following the issuance of the Senior Notes. On the Acquisition Date, we terminated the approximately $690.0 million in remaining Bridge Commitment, reducing the Bridge Commitment to $0.
Term Loan
On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement) in connection with the financing of the Ansys Merger. On July 17, 2025, we borrowed the full $4.3 billion available under the Term Loan Agreement to fund a portion of the Cash Consideration in the Ansys Merger and to pay transaction fees, premiums and expenses related to the Ansys Merger.
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures on July 17, 2027 and a $2.85 billion tranche (Tranche 2) that matures on July 17, 2028. On October 17, 2025, we made an early repayment of $850.0 million on the Tranche 1 Term Loan. The outstanding balance under the Term Loan Agreement as of October 31, 2025 was $3.45 billion.
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
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of October 31, 2025, we were in compliance with the financial covenant as well as the other covenants.

Subsequent Event
On November 17, 2025, we made an early repayment of $600.0 million on the Tranche 1 Term Loan, which reduced the Tranche 1 outstanding balance to $0, and an early repayment of $300.0 million on the Tranche 2 Term Loan. On December 17, 2025 we made another early repayment of $2.2 billion on the Tranche 2 Term Loan, which reduced the Tranche 2 outstanding balance to $350.0 million.
Revolving Credit Facilities
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of October 31, 2025, we were in compliance with the financial covenant.
Interest under the Revolving Credit Agreement accrues on dollar-denominated loans at a floating rate based on, at Synopsys’ election, (i) the Adjusted Term SOFR Rate (as defined in the Revolving Credit Agreement) plus an applicable margin based on our credit ratings ranging from 0.795% to 1.200% or (ii) the ABR (as defined in the Revolving Credit Agreement) plus an applicable margin based on our credit ratings ranging from 0.000% to 0.200%. In addition to the interest on any outstanding loans, Synopsys is also required to pay a facility fee on the entire portion of the revolving credit facility ranging from 0.080% to 0.175% based on the credit ratings of Synopsys on the daily amount of the revolving commitment.
There was no outstanding balance under the Revolving Credit Agreement as of October 31, 2025 and October 31, 2024.
Other Borrowings
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of October 31, 2025, we had $13.1 million outstanding balance under the agreement.
The carrying amount of the short-term and long-term debt approximates the estimated fair value.
The future principal payments of debt as of October 31, 2025 are as follows:

Principal Payments
Fiscal year	(in thousands)
2026	$24,734
2027	1,624,734
2028	3,874,734
2029	24,734
2030	2,024,735
2031 and thereafter	6,000,000
Total	$13,573,671
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
The components of our lease expense during the period presented are as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Operating lease expense (1)	$117,722	$92,222	$90,680
Variable lease expense (2)	32,389	23,835	20,395
Total lease expense	$150,111	$116,057	$111,075
(1)Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2)Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$115,481	$99,905	$88,983
ROU assets obtained in exchange for operating lease liabilities(2)	$153,178	$100,480	$101,390
(1) Cash paid for amounts included in the measurement of operating lease liabilities included cash from discontinued operations of $5.2 million and $5.7 million in fiscal 2024 and 2023.
(2) ROU assets obtained in exchange for operating lease liabilities included ROU assets from discontinued operations of $2.2 million and $1.2 million in fiscal 2024 and 2023.
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of October 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.88	7.59
Weighted-average discount rate	3.40%	2.86%

The following table represents the maturities of our future lease payments due under operating leases as of October 31, 2025:

Lease Payments
Fiscal year	(in thousands)
2026	$151,583
2027	154,521
2028	140,001
2029	130,259
2030	101,406
2031 and thereafter	232,094
Total future minimum lease payments	909,864
Less: Imputed interest	100,961
Total lease liabilities	$808,903
In addition, the sublease income from facilities leased by us, due to us as of October 31, 2025, are as follows:

Lease Receipts
(in thousands)
Fiscal year
2026	$18,767
2027	19,689
2028	20,280
2029	20,888
2030	17,867
Total	$97,491
Note 12. Contingencies
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

Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of October 31,
	2025	2024
	(in thousands)
Cumulative currency translation adjustments	$(137,457)	$(161,954)
Unrealized gains (losses) on derivative instruments, net of taxes	(95,158)	(18,800)
Unrealized gains (losses) on available-for-sale securities, net of taxes	201	374
Total	$(232,414)	$(180,380)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$3,155	$3,089	$(9,942)
Operating expenses	(3,320)	112	(15,334)
Interest expense	(3,551)	—	—
Total	$(3,716)	$3,201	$(25,276)
Amounts reclassified in fiscal 2025, 2024, and 2023 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 8. Financial Assets and Liabilities of the Notes to Consolidated Financial Statements in this Annual Report.
Note 14. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of October 31, 2025, $194.3 million remained available for future repurchases under the Program. However, in connection with the Ansys Merger, we have suspended the Program until we reduce our expected debt levels.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Year Ended October 31,
	2025	2024	2023 (1)
	(in thousands, except per share price)
Shares repurchased	—	74	2,992
Average purchase price per share	—	$608.91	$387.92
Aggregate purchase price	—	$45,000	$1,160,724
Reissuance of treasury stock	1,927	2,133	2,670
(1)     Excludes 73,903 shares and $45.0 million equity forward contract that was settled in November 2023.

Note 15. Employee Benefit Plans
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
On April 10, 2025, our stockholders approved amendments to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 2.2 million shares. During fiscal 2025, 2024 and 2023, we issued 0.5 million, 0.5 million, and 0.6 million shares, respectively, under the ESPP at average per share prices of $375.72, $315.24 and $266.82, respectively. As of October 31, 2025, 14.7 million shares of common stock were reserved for future issuance under the ESPP.
Equity Incentive Plans
2006 Employee Equity Incentive Plan. On April 25, 2006, our stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan and in the award agreements governing particular awards.
RSUs are granted under the 2006 Employee Plan as part of our incentive compensation program. In general, RSUs vest over three to four years and are subject to the employee's continuing service with us. RSUs granted with specific performance criteria and certain market conditions vest to the extent the performance and market conditions are met. For each RSU granted under the 2006 Employee Plan, a share reserve ratio of 1.70 is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. Options granted under this plan generally have a contractual term of seven years and generally vest over four years.
On April 10, 2025, our stockholders amended the 2006 Employee Plan to, among other things, increase the number of shares of common stock reserved for future issuance under the plan by 1.6 million shares. As of October 31, 2025, an aggregate of 1.1 million stock options and 3.4 million RSUs were outstanding, and 14.1 million shares were available for future issuance under the 2006 Employee Plan.
2017 Non-Employee Directors Equity Incentive Plans. On April 6, 2017, our stockholders approved the 2017 Non-Employee Directors Equity Incentive Plan (2017 Directors Plan). The 2017 Directors Plan provides for equity awards to non-employee directors in the form of stock options, RSUs, restricted stock or a combination thereof. On April 6, 2017, our stockholders approved an aggregate of 0.45 million shares of common stock reserved under the 2017 Directors Plan.
We grant restricted stock awards and options under the 2017 Directors Plan. Restricted stock awards generally vest on an annual basis and options vest over a period of three years. As of October 31, 2025, 9,395 stock options were outstanding, and a total of 359,486 shares of common stock were reserved for future issuance under the 2017 Directors Plan.
Assumed Equity Plans
As of the Acquisition Date, we assumed outstanding equity incentive awards under the following Ansys equity incentive plans: (i) the Fourth Amended and Restated Ansys, Inc. 1996 Stock Option and Grant Plan, (ii) the Fifth Amended and Restated Ansys, Inc. 1996 Stock Option and Grant Plan, and (iii) the Ansys, Inc. 2021 Equity and Incentive Compensation Plan (each, an Assumed Equity Plan, and collectively the Assumed Equity Plans). The awards under the Assumed Equity Plans, previously issued in the form of stock options and RSUs, were generally settled as follows:
(1)    Each award of Ansys RSUs held by non-employee directors and specified employees that were outstanding immediately prior to the Acquisition Date (the specified RSUs), including any RSUs deferred as part of Ansys'

director deferred compensation program, was canceled and terminated and converted into the right to receive the Merger Consideration as of the Acquisition Date.
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
If these assumed equity awards are cancelled, forfeited or expire unexercised, the underlying shares do not become available for future issuance.
As of the Acquisition Date, the estimated fair value of the Assumed Equity Awards was $639.7 million, of which $131.0 million was recognized as goodwill and the balance of $508.7 million is being recognized as stock-based compensation expense over the remainder term of the Assumed Equity Awards. The fair value of the Assumed Equity Awards for services rendered through the Acquisition Date was recognized as a component of the purchase consideration, with the remaining fair value related to the post-combination services to be recorded as stock-based compensation over the remaining vesting period.
A total of 1.1 million shares of our common stock underlying the Assumed Equity Awards that is being recognized as stock-based compensation expense had an estimated weighted average fair value at the Acquisition Date of $453.83 per share. As of October 31, 2025, there were 0.9 million shares of our common stock underlying the outstanding Assumed Equity Awards under the Assumed Equity Plans.
Other Assumed Stock Plans through Acquisitions. In addition, we have assumed certain outstanding stock awards of other acquired companies, including restricted stock units and options. If these assumed equity awards are canceled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of October 31, 2025, 235 shares of our common stock remained subject to such outstanding assumed equity awards.
Equity Incentive Plans - General Information
Restricted Stock Units. The following table contains information concerning activities related to restricted stock units granted under the 2006 Employee Plan and assumed from acquisitions including those associated with our discontinued operations:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share amounts and years)
Balance at October 31, 2022(1)	4,638	$265.76	1.32
Granted(2)	2,083	$394.34
Vested(3)	(1,839)	$237.19		$706,136
Forfeited	(365)	$283.29
Balance at October 31, 2023(1)	4,517	$335.26	1.41
Granted(2)	1,620	$543.69
Vested(3)	(1,778)	$303.23		$962,127
Forfeited	(460)	$395.74
Balance at October 31, 2024(1)	3,899	$429.36	1.35
Assumed upon acquisition of Ansys	1,116	$571.20
Granted(2)	1,280	$494.29
Vested(3)	(1,753)	$407.12		$865,731
Forfeited	(224)	$466.51
Balance at October 31, 2025	4,318	$492.36	1.05
(1)No restricted stock units were assumed in connection with acquisitions during these fiscal years.
(2)The number of granted restricted stock units includes those granted to senior management with market-based and performance-based vesting criteria in addition to service-based vesting criteria (market-based RSUs) reported at the maximum possible number of shares that may ultimately be issuable if all applicable market-based and performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied.
(3)The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Stock Options. The following table summarizes stock option activity and includes stock options granted under all equity plans including those associated with our discontinued operations:

	Options Outstanding
	Shares Under Stock Option (1)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Balance at October 31, 2022	2,160	$150.37	3.57	$328,120
Granted	294	$361.64
Exercised	(849)	$109.83
Canceled/forfeited/expired	(90)	$245.86
Balance at October 31, 2023	1,515	$208.49	3.70	$376,563
Granted	238	$551.41
Exercised	(429)	$141.83
Canceled/forfeited/expired	(42)	$376.97
Balance at October 31, 2024	1,282	$288.91	3.63	$301,781
Assumed upon acquisition of Ansys	5	$124.53
Granted	232	$502.29
Exercised	(323)	$171.82
Canceled/forfeited/expired	(42)	$463.57
Balance at October 31, 2025	1,154	$357.66	3.74	$141,969
Vested and expected to vest as of October 31, 2025	1,154	$357.66	3.74	$141,969
Exercisable at October 31, 2025	709	$279.76	2.66	$131,982
(1)The balance at fiscal year-end includes certain stock options that were previously assumed in connection with other acquisitions.
The aggregate intrinsic value in the preceding table represents the pre-tax intrinsic value based on stock options with an exercise price less than our closing stock price of $453.82 at the end of fiscal 2025. The pre-tax intrinsic value of options exercised and their average exercise prices including those associated with our discontinued operations are:

	Year Ended October 31,
	2025	2024	2023
	(in thousands, except per share price)
Intrinsic value	$104,394	$185,663	$241,385
Average exercise price per share	$171.82	$141.83	$109.83

Restricted Stock Units and Stock Options. The following table contains additional information concerning activities related to stock options and restricted stock units that were granted under the 2006 Employee Plan and assumed from acquisitions, except for the Ansys Merger, including those associated with our discontinued operations:

Available for Grant (1)(2)

(in thousands)
Balance at October 31, 2022	13,111
Options granted(2)	(294)
Options canceled/forfeited/expired(2)	89
Restricted stock units granted(1)(3)	(3,540)
Restricted stock units forfeited(1)	620
Additional shares reserved	3,300
Balance at October 31, 2023	13,286
Options granted(2)	(238)
Options canceled/forfeited/expired(2)	40
Restricted stock units granted(1)(3)	(2,754)
Restricted stock units forfeited(1)	782
Additional shares reserved	3,400
Balance at October 31, 2024	14,516
Options granted(2)	(232)
Options canceled/forfeited/expired(2)	41
Restricted stock units granted(1)(3)	(2,176)
Restricted stock units forfeited(1)	365
Additional shares reserved	1,600
Balance at October 31, 2025	14,114
(1)Restricted stock units includes awards granted under the 2006 Employee Plan and assumed through acquisitions. The number of RSUs reflects the application of the award multiplier of 1.70 as described above. No additional options and RSUs will be granted under the Assumed Equity Plans.
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

Restricted Stock Awards. The following table summarizes restricted stock award activities under the 2017 Directors Plan:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands, except per share amounts)
Unvested at October 31, 2022	5	$310.02
Granted	5	$387.79
Vested	(5)	$310.02
Forfeited	—	$—
Unvested at October 31, 2023	5	$387.79
Granted	3	$561.23
Vested	(4)	$382.88
Forfeited	—	$—
Unvested at October 31, 2024	4	$541.51
Granted	6	$419.34
Vested	(4)	$550.58
Forfeited	—	$—
Unvested at October 31, 2025	6	$419.64
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
We estimated the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. Under the award agreements, the vesting of the market-based RSUs is contingent on achieving total stockholder return (TSR) relative to a peer index as well as revenue growth metrics. The maximum potential awards that may be earned are 187.5% of the target number of the initial awards. For market-based RSUs granted in February and August 2023, the performance period during which the achievement goals will be measured is fiscal 2023, fiscal 2024 and fiscal 2025. The awards will vest in December 2025 if the TSR target, revenue growth metrics, and service conditions are achieved. For market-based RSUs granted in December 2023, the performance period during which the achievement goals will be measured is fiscal 2024, fiscal 2025 and fiscal 2026. The awards will vest in December 2026 if the TSR target, revenue growth metrics, and service conditions are achieved. For market-based RSUs granted in January and February 2025, the performance period during which the achievement goals will be measured is fiscal 2025, fiscal 2026 and fiscal 2027. The awards will vest in December 2027 if the TSR target, revenue growth metrics, and service conditions are achieved.
We estimate the probability of achievement of applicable performance goals for performance-based and market-based RSUs in each reporting period and recognize related stock-based compensation expense using the graded-vesting method. The amount of stock-based compensation expense recognized in any period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The assumptions presented in the following table are used to estimate the fair value of stock options and employee stock purchase rights granted under our stock plans:

	Year Ended October 31,
	2025	2024	2023
Stock Options:
Expected life (in years)	4.1	4.1	4.1
Risk-free interest rate	3.53%- 4.53%	3.62% - 4.61%	3.80% - 4.80%
Volatility	34.84% -42.33%	32.09% - 35.42%	32.74%- 36.16%
Weighted average estimated fair value	$170.77	$178.67	$120.33
ESPP:
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.66% - 4.31%	3.88% - 5.27%	4.85% - 5.38%
Volatility	34.69% - 38.34%	31.40% - 34.39%	28.03% - 35.27%
Weighted average estimated fair value	$166.64	$179.10	$120.82
The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods are as follows:

	Year Ended October 31,
	2025	2024	2023
Expected life (in years)	2.67 - 2.79	2.89	0.90 - 2.70
Risk-free interest rate	3.90% - 4.39%	4.41%	4.36% - 4.80%
Volatility	33.40% - 34.72%	34.03%	34.79% - 42.86%
Grant date fair value	$409.94 - $464.17	$600.29	$357.29 - $465.79
The compensation cost recognized in the consolidated statements of income for our stock compensation arrangements is as follows:

	Year Ended October 31,
	2025(1)	2024	2023
	(in thousands)
Cost of products	$89,366	$66,403	$49,896
Cost of maintenance and service	41,897	32,189	29,572
Research and development expense	456,804	359,244	282,540
Sales and marketing expense	178,384	121,524	91,082
General and administrative expense	126,843	78,575	60,004
Stock-based compensation expense from continuing operations before taxes	893,294	657,935	513,094
Stock-based compensation expense from discontinued operations before taxes	—	34,381	50,198
Total stock-based compensation expense before taxes	893,294	692,316	563,292
Income tax benefit	(134,441)	(115,271)	(90,915)
Stock-based compensation expense after taxes	$758,853	$577,045	$472,377
(1)Includes $150.5 million of stock-based compensation expense related to the Assumed Equity Awards in connection with the Ansys Merger.
As of October 31, 2025, we had $1.5 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted average period of 1.9 years. As of October 31, 2025, we had $88.2 million of total unrecognized stock-based compensation expense relating to the ESPP, which is expected to be recognized over a period of 2.0 years.

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
Deferred plan assets and liabilities are as follows:

	As of October 31,
	2025	2024
	(in thousands)
Plan assets recorded in other long-term assets	$447,232	$386,757
Plan liabilities recorded in other long-term liabilities(1)	$447,232	$386,757
(1)Undistributed deferred compensation balances due to participants.
Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$65,492	$85,446	$20,196
Interest and other income (expense), net	65,492	85,446	20,196
Net increase (decrease) to net income	$—	$—	$—
Other Retirement Plans. We sponsor various defined contribution retirement plans for our eligible U.S. and non-U.S. employees. Total contributions to these plans were $80.7 million, $51.3 million, and $50.8 million in fiscal 2025, 2024, and 2023, respectively. For employees in the United States and Canada, we match pre-tax employee contributions up to a maximum of U.S. $7,500 and Canadian $4,000, respectively, per participant per year, except for legacy Ansys employees with maximum matching contributions of 4.25% of the employee's eligible compensation.
Certain of our international subsidiaries sponsor defined benefit retirement plans. The unfunded projected benefit obligation for these defined benefit retirement plans as of October 31, 2025 and 2024 was immaterial and recorded in other long-term liabilities in our consolidated balance sheets.

Note 16. Net Income (Loss) Per Share
The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted average common shares used to calculate diluted net income (loss) per share:

	Year Ended October 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$1,336,120	$1,441,710	$1,227,045
Net income (loss) from discontinued operations attributed to Synopsys	(3,900)	821,670	2,843
Net income attributed to Synopsys	$1,332,220	$2,263,380	$1,229,888
Denominator:
Weighted average common shares for basic net income per share	163,947	153,138	152,146
Dilutive effect of common share equivalents from equity-based compensation	1,709	2,806	3,049
Weighted average common shares for diluted net income per share	165,656	155,944	155,195
Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$8.15	$9.41	$8.06
Discontinued operations	(0.02)	5.37	0.02
Basic net income per share	$8.13	$14.78	$8.08
Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$8.07	$9.25	$7.91
Discontinued operations	(0.03)	5.26	0.01
Diluted net income per share	$8.04	$14.51	$7.92
Anti-dilutive employee stock-based awards excluded	427	229	475
Subsequent Event
In December 2025, we entered into a securities purchase agreement for a private placement with NVIDIA Corporation, pursuant to which we sold an aggregate of approximately 4.8 million shares of our common stock at a price of $414.79 per share for net proceeds of $2.0 billion.
Note 17. Income Taxes
The domestic and foreign components of our total income before provision for income taxes are as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
United States	$983,195	$1,333,132	$1,144,410
Foreign	409,947	180,726	161,060
Total income before provision for income taxes	$1,393,142	$1,513,858	$1,305,470

The components of the provision (benefit) for income taxes are as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$376,014	$345,859	$252,186
State	25,041	19,808	23,042
Foreign	118,696	110,021	22,869
	519,751	475,688	298,097
Deferred:
Federal	(339,076)	(312,677)	(191,249)
State	(109,078)	(39,164)	(219)
Foreign	(15,606)	(24,129)	(16,441)
	(463,760)	(375,970)	(207,909)
Provision (benefit) for income taxes	$55,991	$99,718	$90,188
The provision (benefit) for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Statutory federal tax	$292,560	$317,912	$274,149
State tax (benefit), net of federal effect	26,897	48,393	438
Federal tax credits	(64,818)	(70,119)	(60,500)
Tax (benefit) on foreign earnings	28,008	3,316	(17,571)
Foreign-derived intangible income deduction	(106,903)	(104,835)	(80,034)
Tax settlements	—	—	(23,752)
Stock-based compensation	20,583	(43,419)	(39,995)
Changes in valuation allowance	(148,006)	(57,371)	29,631
Capital loss on the sale of investments	(30,868)	—	—
Acquisition costs	17,877	—	—
Other	20,661	5,841	7,822
Provision (benefit) for income taxes	$55,991	$99,718	$90,188
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted, which significantly changed prior U.S. tax law and includes numerous provisions that affect our business. Effective in our fiscal 2023 year, the Tax Act requires that research and development expenditures be capitalized and amortized instead of being deducted when incurred. Domestic research is capitalized over five years and foreign research is capitalized over fifteen years. Capitalization of research and development expenditures also results in a corresponding deferred tax benefit and decreased our effective tax rate due to increasing the foreign-derived intangible income deduction.
We have provided for foreign withholding taxes on undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries. Where foreign subsidiaries are considered indefinitely reinvested, and if the tax effect of undistributed earnings and other outside basis differences were recognized, the nature of taxes expected would primarily be withholding, taxes in non-conforming states, and taxes on intermediate holding companies outside of the U.S., net of foreign tax credits where available. As of October 31, 2025, the taxes due, after allowable foreign tax credits, are not expected to be material.

The significant components of deferred tax assets and liabilities are as follows:

	As of October 31,
	2025	2024
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Deferred revenue	$164,953	$37,849
Deferred compensation	88,079	73,869
Intangible and depreciable assets	57,278	65,489
Capitalized research and development costs	1,352,914	978,085
Stock-based compensation	110,861	74,934
Tax loss carryovers	54,854	37,787
Foreign tax credit carryovers	43,342	42,534
Research and other tax credit carryovers	139,998	107,643
Operating lease liabilities	127,570	108,235
Accruals and reserves	117,113	49,935
Gross deferred tax assets	2,256,962	1,576,360
Valuation allowance	(38,900)	(170,672)
Total deferred tax assets	2,218,062	1,405,688
Deferred tax liabilities:
Intangible assets	2,982,708	80,034
Operating lease right-of-use-assets	104,486	84,512
Undistributed earnings of foreign subsidiaries	24,074	8,800
Other	269	21,641
Total deferred tax liabilities	3,111,537	194,987
Net deferred tax assets (liabilities)	$(893,475)	$1,210,701
It is more likely than not that the results of future operations will be able to generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance provided against our deferred tax assets as of October 31, 2025 is mainly attributable to foreign tax credits available to non-U.S. subsidiaries. The valuation allowance decreased by a net of $131.8 million in fiscal 2025, primarily related to realization of California research credits.
We have the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$11,531	2026-2042
Federal research credit carryforward	1,636	2026-2035
Federal foreign tax credit carryforward	35,780	2031
International foreign tax credit carryforward	3,170	Indefinite
International net operating loss carryforward	196,491	2027-Indefinite
California research credit carryforward	171,267	Indefinite
Other state research credit carryforward	29,849	2026-2045
State net operating loss carryforward	37,840	2032-2045
The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Foreign tax credits may only be used to offset tax attributable to foreign source income.

The gross unrecognized tax benefits increased by approximately $111.9 million during fiscal 2025 resulting in gross unrecognized tax benefits of $173.7 million as of October 31, 2025. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	As of October 31,
	2025	2024
	(in thousands)
Beginning balance	$61,854	$64,880
Increases in unrecognized tax benefits related to prior year tax positions	22,568	1,106
Decreases in unrecognized tax benefits related to prior year tax positions	(11,686)	(8,639)
Increases in unrecognized tax benefits related to current year tax positions	25,664	8,036
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(4,089)	(4,380)
Increases in unrecognized tax benefits acquired	79,321	161
Changes in unrecognized tax benefits due to foreign currency translation	102	690
Ending balance	$173,734	$61,854
As of October 31, 2025 and 2024, approximately $173.7 million and $61.9 million, respectively, of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized as a component of income tax expense (benefit) in the consolidated statements of income and totaled approximately $(0.2) million, $(1.0) million and $(10.6) million for fiscal years 2025, 2024 and 2023, respectively. As of October 31, 2025 and 2024, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns were approximately $0.9 million and $1.1 million, respectively.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. During the next 12 months, it is reasonably possible that certain audits and ongoing tax litigation will be resolved, or that the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, we estimate a potential decrease in underlying unrecognized tax benefits to be between $0.0 and $29.0 million.
We and/or our subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States	Fiscal years after 2021
California	Fiscal years after 2020
Ireland	Fiscal years after 2020
Japan	Fiscal years after 2020
Korea	Fiscal years after 2020
Taiwan	Fiscal years after 2023
China	Fiscal years after 2015
India	Fiscal years after 2018
In addition, we have made acquisitions with operations in several of our significant jurisdictions which may have years subject to examination different from the years indicated in the above table.
Non-U.S. Examinations
One of our Korean subsidiaries, Ansys Korea, is currently involved in various stages of Tax Tribunal and Korea's High Court appeals regarding Korea's National Tax Service assessments of withholding taxes against Ansys Korea for calendar tax years 2017-2023. In connection with this matter, we have recorded the net impact of the unrecognized tax benefit and offsetting foreign tax credit.
We are under examinations by the tax authorities in certain jurisdictions. No material assessments have been proposed in these examinations.
Legislative Developments
On July 4, 2025, U.S. President Donald J. Trump signed H.R. 1, the One Big Beautiful Bill Act (OBBB) into law. The OBBB includes many changes to corporate income tax law, including expensing for domestic research expenditures commencing in fiscal 2026 and changes to foreign-derived intangible income deduction in fiscal 2027. We are currently evaluating the impacts of OBBB.
Effective our fiscal 2024, we are subject to the new 15% corporate alternative minimum tax (CAMT) enacted as part of the Inflation Reduction Act of 2022 (the IR Act). As of October 31, 2025, this has not had an impact on our consolidated financial statements. We will monitor regulatory developments and will continue to evaluate the impact, if any, of the CAMT.
The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In general, the total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. As of October 31, 2025, this has not had an impact on our consolidated financial statements.
On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5 million for our fiscal 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism effective beginning in our fiscal 2025 for the incremental tax that was paid as a result of SB-167.
The Organisation for Economic Co-operation and Development (the OECD) has model rules for a global minimum tax framework, which is a two-pillar solution to address tax challenges arising from digitalization of the economy. This two-pillar solution includes the Pillar Two Model Rules (Pillar 2) which define global minimum tax rules and imposes a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar 2, including certain new laws effective beginning in fiscal 2025. As of fiscal 2025, the impact of Pillar 2 is not material.
Note 18. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Interest income	$277,684	$67,017	$36,674
Gain on divestitures	548,906	—	—
Gains on assets related to deferred compensation plan	65,492	85,446	20,196
Gain on sale of building	51,385	1,906	—
Gain (loss) on sale of strategic investments	(3,635)	55,077	—
Foreign currency exchange gains (losses)	1,842	6,294	(1,529)
Other, net	(16,730)	(20,764)	(20,407)
Total	$924,944	$194,976	$34,934
Assets Held for Sale
We commenced a plan to sell one office building with approximately 118,000 square feet during the first quarter of fiscal 2025. The carrying value of the building was included within prepaid and other current assets at the end of the first quarter. During the second quarter of fiscal 2025, we completed the sale of an office building for cash consideration of $74.3 million, net of selling costs. We recognized a pre-tax gain on sale of $51.4 million, which was included in other income (expense), net in the consolidated statements of income.

Note 19. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
We have two reportable segments: (1) Design Automation, which includes our advanced silicon design, verification products and services, Ansys products, system integration products and services, digital, custom and field programmable gate array (FPGA) IC design software, verification software and hardware products, manufacturing software products and other; and (2) Design IP, which includes our interface, foundation, security, and embedded processor IP, IP subsystems, and IP implementation services.
We completed our assessment of our organizational structure after the Ansys Merger and concluded that Ansys is included within our Design Automation segment based on how our CODM evaluates the financial results in making operational decisions, allocating resources and assessing performance.
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
The Software Integrity business constituted its own reportable segment under Topic 280. In accordance with applicable accounting guidance, the results of the Software Integrity business were presented as discontinued operations in the consolidated statements of income and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements in this Annual Report.
Information by reportable segment is as follows:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Total Segments:
Revenue	$7,054,178	$6,127,436	$5,318,014
Cost of revenue and operating expenses	4,421,327	3,765,377	3,389,987
Adjusted operating income	2,632,851	2,362,059	1,928,027
Adjusted operating margin	37%	39%	36%
Design Automation:
Revenue	$5,302,340	$4,221,122	$3,775,288
Cost of revenue and operating expenses	3,088,814	2,589,237	2,361,362
Adjusted operating income	2,213,526	1,631,885	1,413,926
Adjusted operating margin	42%	39%	37%
Design IP:
Revenue	$1,751,838	$1,906,314	$1,542,726
Cost of revenue and operating expenses	1,332,513	1,176,140	1,028,625
Adjusted operating income	419,325	730,174	514,101
Adjusted operating margin	24%	38%	33%
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

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Total segment adjusted operating income	$2,632,851	$2,362,059	$1,928,027
Reconciling items:
Amortization of acquired intangible assets	(504,383)	(124,234)	(54,576)
Stock-based compensation expense	(893,294)	(657,935)	(513,094)
Deferred compensation plan	(65,492)	(85,446)	(20,196)
Restructuring charges	—	—	(53,091)
Acquisition/divestiture related items	(254,755)	(138,733)	(13,831)
Total operating income	$914,927	$1,355,711	$1,273,239
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue and property and equipment, net, related to operations in the United States and other geographic areas are:

	Year Ended October 31,
	2025	2024	2023
	(in thousands)
Revenue:
United States	$3,100,095	$2,739,756	$2,462,009
Europe	888,524	614,584	514,780
China	814,324	989,524	855,023
Korea	946,999	773,018	625,502
Other	1,304,236	1,010,554	860,700
Consolidated	$7,054,178	$6,127,436	$5,318,014

	As of October 31,
	2025	2024
	(in thousands)
Property and Equipment, net:
United States	$327,803	$335,306
Other	368,890	227,700
Total	$696,693	$563,006
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
One customer, including its subsidiaries, accounted for 12.6%, and 13.5% of our consolidated revenue in fiscal 2024 and 2023, respectively. No customer accounted for over 10% of our accounts receivable as of October 31, 2025, and October 31, 2024.
Note 20. Restructuring Charges
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

During fiscal 2025, we made payments of $0.8 million related to continuing operations under the 2023 Plan. As of October 31, 2025, $0.7 million were recorded in accounts payable and accrued liabilities, and the remaining outstanding restructuring related liabilities of $3.1 million were recorded in other long-term liabilities in the consolidated balance sheets.
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
Subsequent event
In November 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan) upon approval by the Board of Directors. The 2026 Plan will allow us to invest in key growth opportunities and drive business efficiencies following the completion of the Ansys Merger. Total charges under the 2026 Plan are expected to be in the range of $300.0 million and $350.0 million, and will consist primarily of severance costs, other one-time termination benefits and facility exit costs. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of October 31, 2025, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Regardless of how well designed and operated, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our compliance programs and compliance training for employees may not prevent our employees or contractors from breaching or circumventing our policies or violating applicable laws and regulations. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2025, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.
(b)Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2025. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our management has concluded that, as of October 31, 2025, our internal control over financial reporting was effective based on these criteria.
We acquired Ansys during fiscal 2025 and have excluded Ansys from our assessment of the effectiveness of our internal control over financial reporting as of October 31, 2025. Total assets and total revenues of Ansys represent approximately 21% and 11% of each of our total consolidated assets and of total consolidated revenue as of and for the year ended October 31, 2025.
Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.
(c)Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting. We are currently in the process of integrating the Ansys operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements

None of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report, except as described in the table below:

Name and Title	Action	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Sassine Ghazi	Adoption	9/19/2025	Rule 10b5-1 Trading Arrangement	Up to 43,811 shares to be sold	10/30/2026
President, Chief Executive Officer and Director
Janet Lee	Adoption	10/01/2025	Rule 10b5-1 Trading Arrangement	Up to 1,000 shares to be sold	7/31/2026
General Counsel and Corporate Secretary
Aart de Geus	Adoption	10/14/2025	Rule 10b5-1 Trading Arrangement	Up to 74,641 shares to be sold	10/15/2026
Executive Chair
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
The information required by this Item relating to our directors and nominees is included under the heading “Proposal 1 — Election of Directors,” in our definitive Proxy Statement to be filed within 120 days after October 31, 2025 for the 2026 Annual Meeting of Stockholders (our Proxy Statement) and is incorporated herein by reference. The information required by this Item regarding our Audit Committee is included under the headings “Audit Committee Report” and “Corporate Governance” in our Proxy Statement and is incorporated herein by reference. We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
The information required by this Item relating to our code of ethics and its applicability to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer is included under the heading “Ethics and Business Conduct” in our Proxy Statement and is incorporated herein by reference.
The information required by this Item relating to our insider trading policies and procedures is included under the heading “Proposal 3 — Advisory Vote to Approve Executive Compensation — Insider Trading Policy,” in our Proxy
Statement and is incorporated herein by reference.

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
(3)Exhibits
See Item 15(b) below.
(b)Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 15, 2024, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp.	8-K	000-19807	2.1	1/16/2024
2.2	Amendment to Agreement and Plan of Merger, dated as of July 15, 2025, by and among Synopsys, Inc., ANSYS, Inc. and ALTA Acquisition Corp.	8-K	000-19807	1.1	7/17/2025
3.1	Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	3/25/2024
4.1	Description of Synopsys' Securities Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	000-19807	4.2	12/15/2020
4.2	Indenture, dated as of March 17, 2025, between Synopsys and U.S. Bank Trust Company, National Association, as trustee	8-K	000-19807	4.1	3/17/2025

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
4.3	First Supplemental Indenture, dated as of March 17, 2025, between the Synopsys and U.S. Bank Trust Company, National Association, as trustee.	8-K	000-19807	4.2	3/17/2025
4.4	Form of 4.550% senior notes due 2027 (included in Exhibit 4.3)	8-K	000-19807	4.3	3/17/2025
4.5	Form of 4.650% senior notes due 2028 (included in Exhibit 4.3)	8-K	000-19807	4.4	3/17/2025
4.6	Form of 4.850% senior notes due 2030 (included in Exhibit 4.3)	8-K	000-19807	4.5	3/17/2025
4.7	Form of 5.000% senior notes due 2032 (included in Exhibit 4.3)	8-K	000-19807	4.6	3/17/2025
4.8	Form of 5.150% senior notes due 2035 (included in Exhibit 4.3)	8-K	000-19807	4.7	3/17/2025
4.9	Form of 5.700% senior notes due 2055 (included in Exhibit 4.3)	8-K	000-19807	4.8	3/17/2025
10.1	Sixth Amendment Agreement, dated February 13, 2024, by and among Synopsys, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	2.1	2/14/2024
10.2	Term Loan Facility Credit Agreement, dated February 13, 2024, by and among Synopsys, as borrower, the lenders party thereto, HSBC Securities (USA) Inc., and Bank of America, N.A., as co-syndication agents, Mizuho Bank, LTD., The Bank of Nova Scotia, TD Bank, N.A., Truist Bank, and Wells Fargo Bank, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	000-19807	2.2	2/14/2024
10.3*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.1	4/11/2025
10.4*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.3	4/14/2023
10.5*	Form of Stock Option Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.4	4/14/2023

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.6*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.2	4/11/2025
10.7*	2017 Non-Employee Directors Equity Incentive Plan	8-K	000-19807	10.8	4/10/2017
10.8*	Form of Restricted Stock Grant Notice and Award Agreement under 2017 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.9	12/14/2017
10.9*	Form of Stock Options Grant Notice and Option Agreement under 2017 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.10	12/14/2017
10.10*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.11	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.12*	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	2/24/1992 (effective date)
10.13*	Executive Incentive Plan, as amended	10-Q	000-19807	10.1	2/17/2023
10.14*	Amended and Restated Executive Change of Control Severance Benefit Plan	8-K	000-19807	10.19	12/21/2016
10.15*	Executive Severance Benefit and Transition Plan	8-K	000-19807	10.1	2/9/2021
10.16*	Offer Letter, dated November 23, 2022, by and between Synopsys, Inc. and Shelagh Glaser	8-K	000-19807	10.1	11/29/2022
10.17*	Employment Agreement, dated December 20, 2023 between Synopsys, Inc. and Mr. Sassine Ghazi	8-K/A	000-19807	10.1	12/21/2023
10.18*	Executive Chairperson Agreement, dated December 20, 2023 between Synopsys, Inc. and Dr. Aart J. de Geus	8-K/A	000-19807	10.2	12/21/2023
10.19*	Separation Agreement and General Release, dated July 17, 2025, between Synopsys, Inc. and Ajei Gopal	10-Q	000-19807	10.1	9/9/2025
10.20*	Transition Letter, dated July 17, 2025, between Synopsys, Inc. and John F. Runkel, Jr.	10-Q	000-19807	10.2	9/9/2025
19.1	Insider Trading Policy					X
21.1	Subsidiaries of Synopsys, Inc.					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1+
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
X
97.1	Executive Officer Compensation Recovery Policy	10-K	000-19807	97.1	12/12/2023
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of October 31, 2025 and November 2, 2024, (ii) Consolidated Statements of Income for the Years Ended October 31, 2025, November 2, 2024 and October 28, 2023 (iii) Consolidated Statements of Comprehensive Income for the Years Ended October 31, 2025, November 2, 2024 and October 28, 2023, (iv) Consolidated Statements of Stockholders' Equity for the Years Ended October 31, 2025, November 2, 2024 and October 28, 2023, (v) Consolidated Statements of Cash Flows for the Years Ended October 31, 2025, November 2, 2024 and October 28, 2023, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: December 19, 2025	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ SASSINE GHAZI	President, Chief Executive Officer (Principal Executive Officer) and Director	December 19, 2025
Sassine Ghazi

/S/ SHELAGH GLASER	Chief Financial Officer (Principal Financial Officer)	December 19, 2025
Shelagh Glaser

/S/ SUDHINDRA KANKANWADI	Chief Accounting Officer (Principal Accounting Officer)	December 19, 2025
Sudhindra Kankanwadi

/S/ AART J. DE GEUS	Executive Chair of the Board of Directors	December 19, 2025
Aart J. de Geus

/S/ LUIS BORGEN	Director	December 19, 2025
Luis Borgen

/S/ JANICE D. CHAFFIN	Director	December 19, 2025
Janice D. Chaffin

/S/ BRUCE R. CHIZEN	Director	December 19, 2025
Bruce R. Chizen

/S/ AJEI GOPAL	Director	December 19, 2025
Ajei Gopal

/S/ MERCEDES JOHNSON	Director	December 19, 2025
Mercedes Johnson

/S/ ROBERT G. PAINTER	Director	December 19, 2025
Robert G. Painter

/s/ JEANNINE P. SARGENT	Director	December 19, 2025
Jeannine P. Sargent

/S/ JOHN G. SCHWARZ	Director	December 19, 2025
John G. Schwarz

/S/ RAVI VIJAYARAGHAVAN	Director	December 19, 2025
Ravi Vijayaraghavan