Form 10-Q
period 2026-01-31
SYNOPSYS INC
filed 2026-02-25
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 23, 2026, there were 191,562,027 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	January 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,129,572	$2,888,030
Short-term investments	73,910	72,929
Total cash, cash equivalents and short-term investments	2,203,482	2,960,959
Accounts receivable, net	1,640,665	1,505,427
Inventories	393,221	365,190
Prepaid and other current assets	1,088,118	1,180,526
Current assets held for sale	48,152	—
Total current assets	5,373,638	6,012,102
Property and equipment, net	676,693	696,693
Operating lease right-of-use assets, net	713,594	702,008
Goodwill	26,880,889	26,899,215
Intangible assets, net	12,289,529	12,679,591
Deferred income taxes	117,386	112,159
Other long-term assets	1,186,199	1,122,693
Total assets	$47,237,928	$48,224,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,304,688	$1,326,211
Operating lease liabilities	133,098	128,205
Deferred revenue	2,459,122	2,245,961
Short-term debt	22,117	22,117
Current liabilities held for sale	23,625	—
Total current liabilities	3,942,650	3,722,494
Long-term operating lease liabilities	691,249	680,698
Long-term deferred revenue	420,887	382,557
Long-term debt	10,022,093	13,462,398
Other long-term liabilities	1,613,051	1,649,299
Total liabilities	16,689,930	19,897,446
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 191,449 and 185,994 shares outstanding, respectively	1,915	1,860
Capital in excess of par value	20,562,001	18,640,947
Retained earnings	10,380,445	10,315,487
Treasury stock, at cost: 589 and 1,222 shares, respectively	(191,851)	(398,278)
Accumulated other comprehensive income (loss)	(203,683)	(232,414)
Total Synopsys stockholders’ equity	30,548,827	28,327,602
Non-controlling interest	(829)	(587)
Total stockholders’ equity	30,547,998	28,327,015
Total liabilities and stockholders’ equity	$47,237,928	$48,224,461

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2026	2025
Revenue:
Time-based products	$951,541	$828,238
Upfront products	741,530	368,124
Total products revenue	1,693,071	1,196,362
Maintenance and service	715,727	258,953
Total revenue	2,408,798	1,455,315
Cost of revenue:
Products	242,402	168,842
Maintenance and service	146,738	92,537
Amortization of acquired intangible assets	248,242	8,596
Total cost of revenue	637,382	269,975
Gross margin	1,771,416	1,185,340
Operating expenses:
Research and development	714,988	553,216
Sales and marketing	396,375	209,199
General and administrative	182,732	167,086
Amortization of acquired intangible assets	155,993	4,000
Restructuring charges	118,282	—
Total operating expenses	1,568,370	933,501
Operating income	203,046	251,839
Interest expense	(162,715)	(11,139)
Other income (expense), net	38,722	50,417
Income before income taxes	79,053	291,117
Provision (benefit) for income taxes	14,337	(6,294)
Net income	64,716	297,411
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(242)	1,728
Net income attributed to Synopsys	$64,958	$295,683

Net income per share attributed to Synopsys:
Basic	$0.34	$1.91
Diluted	$0.34	$1.89

Shares used in computing per share amounts:
Basic	189,593	154,408
Diluted	190,762	156,189
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended January 31,
	2026	2025
Net income	$64,716	$297,411
Other comprehensive income (loss):
Change in foreign currency translation adjustment	38,533	(28,637)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	74	(42)
Cash flow hedges:
Deferred gains (losses), net of tax of $3,543 and $11,494, respectively	(11,536)	(36,448)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(653) and $(1,403), respectively	1,660	3,588
Other comprehensive income (loss), net of tax effects	28,731	(61,539)
Comprehensive income	93,447	235,872
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(242)	1,728
Comprehensive income attributed to Synopsys	$93,689	$234,144
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2025	185,994	$1,860	$18,640,947	$10,315,487	$(398,278)	$(232,414)	$28,327,602	$(587)	$28,327,015
Net income				64,958			64,958	(242)	64,716
Other comprehensive income (loss), net of tax effects						28,731	28,731		28,731
Common stock issued for private placement	4,822	48	1,999,952				2,000,000		2,000,000
Common stock issued for prior acquisition	1	1	189		478		668		668
Common stock issued, net of shares withheld for employee taxes	632	6	(337,811)		205,949		(131,856)		(131,856)
Stock-based compensation			258,724				258,724		258,724
Balance at January 31, 2026	191,449	$1,915	$20,562,001	$10,380,445	$(191,851)	$(203,683)	$30,548,827	$(829)	$30,547,998

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2024	154,112	$1,541	$1,211,206	$8,984,105	$(1,025,770)	$(180,380)	$8,990,702	$2,504	$8,993,206
Net income				295,683			295,683	2,566	298,249
Other comprehensive income (loss), net of tax effects						(61,539)	(61,539)		(61,539)
Common stock issued, net of shares withheld for employee taxes	506	6	(275,413)		164,803		(110,604)		(110,604)
Stock-based compensation			185,754				185,754	709	186,463
Adjustments to redeemable non-controlling interest				(838)			(838)		(838)
Deconsolidation of non-controlling interest upon the sale of subsidiary			5,634				5,634	(5,670)	(36)
Balance at January 31, 2025	154,618	$1,547	$1,127,181	$9,278,950	$(860,967)	$(241,919)	$9,304,792	$109	$9,304,901
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net income	$64,716	$297,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	450,688	47,934
Reduction of operating lease right-of-use assets	36,442	25,473
Amortization of capitalized costs to obtain revenue contracts	19,277	12,466
Stock-based compensation	258,724	186,463
Allowance for credit losses	8,206	9,919
Amortization of bridge financing costs	—	10,468
Amortization of debt issuance costs	12,558	—
Deferred income taxes	(51,776)	(139,075)
Other	(218)	186
Net changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(128,651)	30,948
Inventories	(29,382)	(55,852)
Prepaid and other current assets	84,616	(103,567)
Other long-term assets	(81,413)	(43,494)
Accounts payable and accrued liabilities	(37,286)	(313,651)
Operating lease liabilities	(32,345)	(23,102)
Income taxes	17,561	86,992
Deferred revenue	265,115	(96,974)
Net cash provided by (used in) operating activities	856,832	(67,455)
Cash flows from investing activities:
Proceeds from maturities of short-term investments	3,718	19,684
Proceeds from sales of short-term investments	—	16,411
Purchases of short-term investments	(4,503)	(37,269)
Purchases of strategic investments	(401)	(3,288)
Purchases of property and equipment, net	(35,320)	(40,715)
Proceeds from business divestiture, net of cash divested	—	23,808
Other	—	(611)
Net cash used in investing activities	(36,506)	(21,980)
Cash flows from financing activities:
Repayment of debt	(3,451,310)	(1,289)
Issuances of common stock	12,742	14,417
Payments for taxes related to net share settlement of equity awards	(144,597)	(124,966)
Common stock issuance for private placement	2,000,000	—
Redemption of redeemable non-controlling interest	—	(30,000)
Net cash used in financing activities	(1,583,165)	(141,838)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,432	(9,676)
Net change in cash, cash equivalents and restricted cash	(759,407)	(240,949)
Cash, cash equivalents and restricted cash, beginning of year	2,893,721	3,898,729
Cash, cash equivalents and restricted cash, end of period	$2,134,314	$3,657,780
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
Note 2. Summary of Significant Accounting Policies and Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The condensed consolidated financial statements are unaudited but, in management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our quarterly results. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 as filed with the SEC on December 22, 2025 (our Annual Report).
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
Fiscal Year and Fiscal Quarter End. Our fiscal year end is October 31 and our fiscal quarters end on January 31, April 30, and July 31 of each year.

Acquisition of Ansys. On July 17, 2025 (the Acquisition Date), we completed the acquisition of ANSYS, Inc. (Ansys), a provider of broad engineering simulation and analysis software and services for $199.91 in cash and 0.3399 of a share of our common stock in exchange for each ordinary share of Ansys for a total consideration of $34.9 billion.
We accounted for the acquisition of Ansys by applying the acquisition method of accounting for business combinations. See Note 4. Business Combination and Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Consolidated Financial Statements in our Annual Report for additional information.
Significant Accounting Policies. There have been no material changes to our significant accounting policies included in our Annual Report.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The ASU is effective for our annual reports beginning in fiscal 2026 with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The ASU is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU will be effective for us beginning in fiscal 2029, either on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

Note 3. Acquisition of Ansys
On July 17, 2025, we completed the acquisition of Ansys (the Ansys Merger) for approximately $34.9 billion, consisting of cash of $17.6 billion (the Cash Consideration), Synopsys Common Stock with a fair value of $17.1 billion, and the balance related to the assumption of certain outstanding Ansys equity awards and the settlement of pre-existing relationships. We acquired Ansys to combine Synopsys’ semiconductor electronic design automation expertise with Ansys’ S&A capabilities to address the growing demand for integrated design and simulation tools across various industries.
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
Transaction Costs
Transaction costs for acquisitions, primarily related to the Ansys Merger, were $10.5 million and $56.8 million during the three months ended January 31, 2026 and 2025, respectively. These costs mainly consisted of professional fees, administrative costs for closed and pending acquisitions, as well as the Bridge Commitment financing costs, and were expensed as incurred in our condensed consolidated statements of income.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if Ansys had been acquired as of the beginning of fiscal year 2024.

Three Months Ended January 31,
2025
(in thousands)
Pro forma total revenue	$2,217,683
Pro forma net income	$56,366
This information is provided for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2024, or of the results of our future operations of the combined business.
Note 4. Revenue
Disaggregated Revenue

The following table shows the percentage of revenue by product groups:

	Three Months Ended January 31,
	2026	2025
EDA	45.6%	67.3%
Design IP	16.9%	29.9%
Ansys	36.8%	—%
Other	0.7%	2.8%
Total	100.0%	100.0%
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing customers, resulting in receivables, contract assets, or contract liabilities (deferred revenue) in our condensed consolidated balance sheets. For specific software, hardware, and IP agreements with payment plans, we record an unbilled receivable associated with revenue recognized upon transfer of control, as it holds an unconditional right to invoice and receive payment in the future for those transferred products or services. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
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
Contract balances are as follows:

	As of
	January 31, 2026	October 31, 2025
	(in thousands)
Contract assets, net	$1,141,522	$1,222,029
Unbilled receivables	$43,124	$45,528
Deferred revenue	$2,880,009	$2,628,518
Long-term contract assets were $365.9 million and $336.4 million as of January 31, 2026 and October 31, 2025, respectively.
During the three months ended January 31, 2026, we recognized revenue of $1.1 billion that was included in the deferred revenue balance as of October 31, 2025, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $11.3 billion as of January 31, 2026, which includes $1.9 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 47% of the backlog as of January 31, 2026, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three months ended January 31, 2026 and 2025, we recognized $33.8 million and $25.0 million from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of January 31, 2026 were $115.7 million, of which $27.7 million are included in prepaid and other current assets, and $88.0 million in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets were $19.3 million and $12.5 million during the three months ended January 31, 2026 and 2025, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the three months ended January 31, 2026 are as follows:

(in thousands)
Balance at October 31, 2025	$26,899,215
Adjustments	(39,616)
Effect of foreign currency translation	21,290
Balance at January 31, 2026	$26,880,889
Intangible Assets
Intangible assets as of January 31, 2026 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core/developed technology	$7,236,330	$1,040,891	$6,195,439
Customer relationships	5,398,388	553,408	4,844,980
Contract rights intangible	596,819	275,391	321,428
Trademarks and trade names	962,325	34,643	927,682
Total	$14,193,862	$1,904,333	$12,289,529
Intangible assets as of October 31, 2025 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core/developed technology	$7,309,753	$929,901	$6,379,852
Customer relationships	5,415,558	428,377	4,987,181
Contract rights intangible	614,358	239,808	374,550
Trademarks and trade names	962,925	24,917	938,008
Total	$14,302,594	$1,623,003	$12,679,591

Amortization expense related to intangible assets consists of the following:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Core/developed technology	$193,523	$8,189
Customer relationships	145,667	3,996
Contract rights intangible	54,719	407
Trademarks and trade names	10,326	4
Total	$404,235	$12,596
The following table presents the estimated future amortization of acquired intangible assets as of January 31, 2026:

Fiscal year	(in thousands)
Remainder of fiscal 2026	$1,211,259
2027	1,547,378
2028	1,385,619
2029	1,382,920
2030	1,376,990
2031 and thereafter	5,385,363
Total	$12,289,529
Note 6. Balance Sheet Components

	As of
	January 31, 2026	October 31, 2025
	(in thousands)
Accounts payable and accrued liabilities:
Payroll and related benefits	$685,566	$822,575
Interest payable	170,480	49,826
Accounts payable	113,263	164,766
Accrued income taxes	111,560	94,664
Other accrued liabilities	223,819	194,380
Total	$1,304,688	$1,326,211

Other long-term liabilities:
Deferred tax liability	$954,115	$1,001,070
Deferred compensation plan liabilities	464,876	447,232
Other	194,060	200,997
Total	$1,613,051	$1,649,299
Assets Held For Sale
On January 14, 2026, we entered into a definitive agreement for the sale of our Processor IP Solutions (Processor IP) business to GlobalFoundries Inc. as part of our reallocation of resources to the highest growth opportunities in our Design IP segment.
The Processor IP business is part of the Design IP segment and we have determined that we met the criteria to classify the assets and liabilities of this business as held for sale. The divestiture does not represent a strategic shift in operations that would have a major effect on our business and is also not material to our business and therefore does not meet the criteria to be classified as discontinued operations.

The sale is expected to be completed in the second half of calendar year 2026, subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals.
The following table presents the major classes of assets and liabilities classified as held for sale as of January 31, 2026:

(in thousands)
Assets:
Prepaid and other assets	$6,154
Property and equipment, net	2,082
Operating lease right-of-use assets, net	1,870
Goodwill	38,046
Total current assets held for sale	$48,152
Liabilities:
Accounts payable and accrued liabilities	$1,384
Operating lease liabilities	1,850
Deferred revenue	20,391
Total current liabilities held for sale	$23,625

Note 7. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of January 31, 2026, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$40,825	$—	$—	$—	$40,825
U.S. Treasury, agency & T-bills	2,280	—	—	—	2,280
Total:	$43,105	$—	$—	$—	$43,105
Short-term investments:
U.S. Treasury, agency & T-bills	$5,014	$20	$—	$—	$5,034
Municipal bonds	22,903	79	(2)	—	22,980
Corporate debt securities	45,538	179	(1)	—	45,716
Other	180	—	—	—	180
Total:	$73,635	$278	$(3)	$—	$73,910
(1)See Note 8. Fair Value Measurements for further discussion on fair values.
The contractual maturities of our available-for-sale debt securities as of January 31, 2026 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
1 year or less	$29,693	$29,784
1-5 years	43,942	44,126
Total	$73,635	$73,910

As of October 31, 2025, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$52,978	$—	$—	$—	$52,978
Total:	$52,978	$—	$—	$—	$52,978
Short-term investments:
U.S. Treasury, agency & T-bills	$6,661	$19	$—	$—	$6,680
Municipal bonds	22,004	61	—	—	22,065
Corporate debt securities	43,878	139	(18)	—	43,999
Other	185	—	—	—	185
Total:	$72,728	$219	$(18)	$—	$72,929
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	January 31, 2026	October 31, 2025
	(in thousands)
Cash and cash equivalents	$2,129,572	$2,888,030
Restricted cash included in prepaid and other current assets	3,708	4,680
Restricted cash included in other long-term assets	1,034	1,011
Cash, cash equivalents and restricted cash	$2,134,314	$2,893,721
Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There were no impairments of non-marketable equity securities during the three months ended January 31, 2026 and 2025.
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
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. The cash flow impact upon settlement of the derivative contracts is included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.
Additionally, in order to manage interest rate exposure related to anticipated debt transactions, in the first quarter of fiscal 2025, we entered into treasury rate lock agreements to hedge against unfavorable interest rate changes. The accounting for gains and losses resulting from changes in fair value depends on whether these are designated and qualify for hedge accounting. The assets or liabilities associated with these derivatives are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The cash flow impact upon settlement of these derivative contracts is included in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows.
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of up to 30 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to our foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The related gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of income after the next 12 months.
We did not record any gains or losses related to discontinuation of foreign exchange forward contracts cash flow hedges during the three months ended January 31, 2026 and 2025.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts (the 2025 Rate Lock Agreements) with notional value of $2.0 billion to manage the variability in cash flows due to changes in benchmark interest rate rated to the Senior Notes (as defined in Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements). These derivatives were designated as cash flow hedges with unrealized gains and losses deferred in OCI. The 2025 Rate Lock Agreements terminated and settled in the second quarter of fiscal 2025, and we recorded the fair value of $121.6 million as a loss within OCI. The unrealized loss of $121.6 million is being amortized to interest expense over the life of the related debt. We expect $7.0 million of the unrealized loss to be amortized to interest expense over the next 12 months. As of January 31, 2026, the unamortized portion of the fair value of the 2025 Rate Lock Agreements was $115.3 million. We had no interest rate hedge contracts outstanding as of January 31, 2026.
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

The effects of the non-designated foreign currency derivative instruments in the condensed consolidated statements of income are summarized as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(4,297)	$(4,421)
The notional amounts in the table below for foreign currency derivative instruments provide one measure of the transaction volume outstanding:

	As of
	January 31, 2026	October 31, 2025
	(in thousands)
Total gross notional amounts	$1,734,610	$1,587,863
Net fair value	$(16,088)	$(1,234)
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
The following table represents the condensed consolidated balance sheets location and amount of foreign currency derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at January 31, 2026
Other current assets	$11,625	$163
Accrued liabilities	$27,754	$122
Balance at October 31, 2025
Other current assets	$8,598	$265
Accrued liabilities	$9,504	$593
The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2026
Foreign exchange contracts	Revenue	$2,927	Revenue	$1,190
Foreign exchange contracts	Operating expenses	(14,463)	Operating expenses	(1,518)
Interest rate contracts	Interest expense	—	Interest expenses	(1,332)
Total		$(11,536)		$(1,660)
Three months ended January 31, 2025
Foreign exchange contracts	Revenue	$513	Revenue	$(1,002)
Foreign exchange contracts	Operating expenses	(16,891)	Operating expenses	(2,586)
Total		$(16,378)		$(3,588)

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2026:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$40,825	$40,825	$—	$—
U.S. Treasury, agency & T-bills	2,280	—	2,280	—
Short-term investments:
U.S. Treasury, agency & T-bills	5,034	—	5,034	—
Municipal bonds	22,980	—	22,980	—
Corporate debt securities	45,716	—	45,716	—
Other	180	—	180	—
Prepaid and other current assets:
Foreign currency derivative contracts	11,788	—	11,788	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	464,876	464,876	—	—
Marketable equity securities	865	865	—	—
Total assets	$616,746	$506,566	$87,978	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$27,876	$—	$27,876	$—
Other long-term liabilities:
Deferred compensation plan liabilities	464,876	464,876	—	—
Total liabilities	$492,752	$464,876	$27,876	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2025:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$52,978	$52,978	$—	$—
Short-term investments:
U.S. Treasury, agency & T-bills	6,680	—	6,680	—
Municipal bonds	22,065	—	22,065	—
Corporate debt securities	43,999	—	43,999	—
Other	185	—	185	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,863	—	8,863	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	447,232	447,232	—	—
Marketable equity securities	785	785	—	—
Total assets	$604,989	$500,995	$81,792	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,097	$—	$10,097	$—
Other long-term liabilities:
Deferred compensation plan liabilities	447,232	447,232	—	—
Total liabilities	$457,329	$447,232	$10,097	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 9. Restructuring Charges
In the fourth quarter of fiscal 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan). Total charges under the 2026 Plan are expected to be in the range of $300.0 million and $350.0 million, and consist primarily of severance costs and other one-time termination benefits. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026.
During the first quarter of fiscal 2026, we recorded restructuring charges of $118.3 million, and made payments of $86.1 million under the 2026 Plan. As of January 31, 2026, the outstanding restructuring related liabilities were $32.2 million and recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
The following table summarizes our borrowings as of January 31, 2026:

	Effective Interest Rate	Amount (in thousands)
Fixed-rate 4.550% Senior Notes due on April 1, 2027	4.840%	$1,000,000
Fixed-rate 4.650% Senior Notes due on April 1, 2028	4.850%	1,000,000
Fixed-rate 4.850% Senior Notes due on April 1, 2030	4.980%	2,000,000
Fixed-rate 5.000% Senior Notes due on April 1, 2032	5.150%	1,500,000
Fixed-rate 5.150% Senior Notes due on April 1, 2035	5.270%	2,400,000
Fixed-rate 5.700% Senior Notes due on April 1, 2055	5.800%	2,100,000
Total		10,000,000
Unamortized discount and issuance costs		(78,336)
Total Senior Notes		9,921,664
Deferred payment on settlement of interest rate treasury lock		110,585
Other borrowings		11,961
Total		$10,044,210
Reported as:
Short-term debt		$22,117
Long-term debt		10,022,093
Total		$10,044,210
Senior Notes:
On March 17, 2025, we issued $10.0 billion in aggregate principal amount of senior, unsecured and unsubordinated long-term notes, which mature on various dates from April 1, 2027 to April 1, 2055 (collectively, the Senior Notes). Our total proceeds were approximately $9.9 billion, net of original issuance discount of $17.0 million and total issuance costs of $70.2 million. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2025. The discount and issuance costs on our Senior Notes are amortized to interest expense over the terms of the respective notes using the effective interest method. The effective rates for the Senior Notes include the interest on the notes, the accretion of the discount and the amortization of issuance costs.
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
The Indenture contains provisions for early redemption of the Senior Notes and also contains covenants limiting Synopsys’ ability to create certain liens and enter into certain sale and leaseback transactions. These covenants are subject to important limitations and exceptions as set forth in the Indenture.
Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $10.1 billion as of January 31, 2026. While the Senior Notes are recorded at cost, the fair value of long-term debt was determined based on observable market prices in less active markets and categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of January 31, 2026, we were in compliance with all of our covenants under the Indenture.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts with an aggregate notional amount of $2.0 billion to manage the variability in cash flows due to changes in benchmark interest rates related to the Senior Notes. These interest rate hedge contracts were terminated and settled during the second quarter of fiscal 2025, and we entered into a deferred payment agreement with the counterparty bank to defer the cash settlement. See Note 7. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements for more information on these cash flow hedging activities.
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures on July 17, 2027 and a $2.85 billion tranche (Tranche 2) that matures on July 17, 2028. On October 17, 2025, we made an early repayment of $850.0 million on the Tranche 1 Term Loan. During the first quarter of fiscal 2026, we paid off the remaining $3.5 billion, and the Term Loans were terminated upon repayment.
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
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of January 31, 2026, the Term Loans were fully paid off and terminated.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of January 31, 2026, we were in compliance with the financial covenant as well as the other covenants.
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
There was no outstanding balance under the Revolving Credit Agreement as of January 31, 2026 and October 31, 2025.
Other Borrowings:
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of January 31, 2026, we had $12.0 million outstanding balance under the agreement.
The carrying amount of the short-term and long-term debt approximates the estimated fair value.
The future principal payments of debt as of January 31, 2026 are as follows:

Principal Payments
Fiscal year	(in thousands)
Remainder of fiscal 2026	$23,446
2027	1,024,775
2028	1,024,775
2029	24,775
2030	2,024,775
2031 and thereafter	6,000,000
Total	$10,122,546
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
The components of our lease expense during the period presented are as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Operating lease expense (1)	$37,206	$25,052
Variable lease expense (2)	10,517	6,760
Total lease expense	$47,723	$31,812
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$34,010	$24,925
ROU assets obtained in exchange for operating lease liabilities	$49,323	$8,848

Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	January 31, 2026	October 31, 2025
Weighted-average remaining lease term (in years)	6.70	6.88
Weighted-average discount rate	3.34%	3.40%
The following table represents the maturities of our future lease payments due under operating leases as of January 31, 2026:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2026	$117,512
2027	160,939
2028	148,556
2029	139,066
2030	109,836
2031 and thereafter	251,209
Total future minimum lease payments	927,118
Less: Imputed interest	102,771
Total lease liabilities	$824,347
In addition, the sublease income from facilities leased by us, due to us as of January 31, 2026 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2026	$14,162
2027	19,689
2028	20,280
2029	20,888
2030	17,867
2031 and thereafter	—
Total	$92,886

Note 12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	January 31, 2026	October 31, 2025
	(in thousands)
Cumulative currency translation adjustments	$(98,924)	$(137,457)
Unrealized gains (losses) on derivative instruments, net of taxes	(105,034)	(95,158)
Unrealized gains (losses) on available-for-sale securities, net of taxes	275	201
Total	$(203,683)	$(232,414)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$1,190	$(1,002)
Operating expenses	(1,518)	(2,586)
Interest expense	(1,332)	—
Total	$(1,660)	$(3,588)
Amounts reclassified during the three months ended January 31, 2026 and 2025 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 7. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 13. Stock Repurchase Program
In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of January 31, 2026, $194.3 million remained available for future repurchases under the Program. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion.
The reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Reissuance of treasury stock	633	506
.
Note 14. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Cost of products	$19,973	$20,477
Cost of maintenance and service	13,140	8,991
Research and development expense	123,215	102,696
Sales and marketing expense	60,567	34,950
General and administrative expense	41,829	19,349
Stock-based compensation expense before taxes	258,724	186,463
Income tax benefit	(40,749)	(30,655)
Stock-based compensation expense after taxes	$217,975	$155,808
During the three months ended January 31, 2026 and 2025, we recognized stock-based compensation expense relating to RSUs granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods are as follows:

	Three Months Ended January 31,
	2026	2025
Expected life (in years)	2.87	2.79
Risk-free interest rate	3.48%	4.39%
Volatility	44.90%	34.72%
Weighted average grant date fair value per share	$537.83	$464.17
As of January 31, 2026, we had $1.3 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years. As of January 31, 2026, we had $53.3 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Intrinsic value of awards exercised	$10,362	$20,359

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
The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income attributed to Synopsys	$64,958	$295,683
Denominator:
Weighted average common shares for basic net income per share	189,593	154,408
Dilutive effect of common share equivalents from equity-based compensation	1,169	1,781
Weighted average common shares for diluted net income per share	190,762	156,189
Net income per share attributed to Synopsys:
Basic	$0.34	$1.91
Diluted	$0.34	$1.89
Anti-dilutive employee stock-based awards excluded	984	352
Private Placement
In December 2025, we entered into a securities purchase agreement with NVIDIA Corporation, pursuant to which we sold an aggregate of approximately 4.8 million shares of our common stock in a private placement at a price of $414.79 per share for net proceeds of $2.0 billion.

Note 16. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
We have two reportable segments: (1) Design Automation, which includes our advanced silicon design, verification products and services, Ansys products, system integration products and services, digital, custom and field programmable gate array (FPGA) IC design software, verification software and hardware products, manufacturing software products and other; and (2) Design IP, which includes our logic libraries, embedded memories, wired interface IP, memory interface IP, security IP, and embedded processors.
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
Information by reportable segment is as follows:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Total Segments:
Revenue	$2,408,798	$1,455,315
Cost of revenue and operating expenses	1,395,146	924,098
Adjusted operating income	1,013,652	531,217
Adjusted operating margin	42%	37%
Design Automation:
Revenue	$2,001,818	$1,020,216
Cost of revenue and operating expenses	1,054,286	615,546
Adjusted operating income	947,532	404,670
Adjusted operating margin	47%	40%
Design IP:
Revenue	$406,980	$435,099
Cost of revenue and operating expenses	340,860	308,552
Adjusted operating income	66,120	126,547
Adjusted operating margin	16%	29%

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

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Total segment adjusted operating income	$1,013,652	$531,217
Reconciling items:
Amortization of acquired intangible assets	(404,235)	(12,596)
Stock-based compensation expense	(258,724)	(186,463)
Deferred compensation plan	(13,773)	(19,638)
Restructuring charges	(118,282)	—
Acquisition/divestiture related items	(15,592)	(60,681)
Total operating income	$203,046	$251,839
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Revenue:
United States	$1,096,085	$610,710
Europe	467,033	153,671
China	211,083	173,948
Korea	246,616	250,385
Other	387,981	266,601
Consolidated	$2,408,798	$1,455,315
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 17. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Interest income	$17,433	$35,721
Gains on assets related to deferred compensation plan	13,773	19,638
Foreign currency exchange gains (losses)	(5,828)	63
Other, net	13,344	(5,005)
Total	$38,722	$50,417

Note 18. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate reflects our estimations of annual pre-tax income, the geographic mix of pre-tax income, interpretations of applicable tax laws and the potential outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2026	2025
	(in thousands)
Income before income taxes	$79,053	$291,117
Provision (benefit) for income taxes	$14,337	$(6,294)
Effective tax rate	18.1%	(2.2)%
Our effective tax rate increased in the three months ended January 31, 2026, as compared to the same period in fiscal 2025, primarily due to the reduced benefit from stock-based compensation and foreign-derived intangible income deduction. The capital loss on the sale of our ownership in OpenLight was included in the first quarter of 2025.
Our effective tax rate for the three months ended January 31, 2026, is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, foreign-derived intangible income deduction, and U.S. foreign tax credits, partially offset by the effect of non-deductible stock-based compensation.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. During the next 12 months, it is reasonably possible that certain audits and ongoing tax litigation will be resolved, or that the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, we estimate a potential decrease in underlying unrecognized tax benefits to be between $0 and $28.0 million.
Non-U.S. Examinations
One of our Korean subsidiaries, Ansys Korea, is currently involved in various stages of Tax Tribunal and Korea's High Court appeals regarding Korea's National Tax Service assessments of withholding taxes against Ansys Korea for calendar tax years 2017 to 2023. In connection with this matter, we have recorded the net impact of the unrecognized tax benefit and offsetting foreign tax credit.
We are under examinations by tax authorities in certain jurisdictions. No material assessments have been proposed in connection with these examinations.
Legislative Developments
On July 4, 2025, President Donald J. Trump signed H.R. 1, the One Big Beautiful Bill Act (OBBB) into law. The legislation includes corporate income tax changes, including the restoration of immediate expensing for domestic research and experimental expenditures effective beginning in our fiscal 2026, resulting in a decrease to our current cash tax liabilities. Immediate expensing of research and development expenditures also results in a corresponding increase to our effective tax rate due to decreasing the foreign-derived intangible income deduction. The most significant effects begin in our fiscal 2026, with certain provisions extending into fiscal 2027.
Effective in fiscal 2024, we are subject to the new 15% corporate alternative minimum tax (CAMT) enacted as part of the Inflation Reduction Act of 2022 (IR Act). We do not expect to be subject to CAMT in fiscal 2026, due to our regular tax liability exceeding CAMT. The details of the computation will be subject to final regulations issued by the U.S. Department of the Treasury. We will monitor regulatory developments and will continue to evaluate the impact, if any, of the CAMT.
On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5 million for our fiscal 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism effective beginning in our fiscal 2025 for the incremental tax that was paid as a result of SB-167.
The Organisation for Economic Co-operation and Development (the OECD) has model rules for a global minimum tax framework, which is a two-pillar solution to address tax challenges arising from digitalization of the economy. This two-pillar solution includes the Pillar Two Model Rules (Pillar 2), which define global minimum tax rules and imposes a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar 2, including certain new laws effective beginning in fiscal 2025. As of January 31, 2026, the impact of Pillar 2 is not material.
Note 19. Contingencies
Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. For more detail on currently pending legal proceedings, see Part II, Item 1, Legal Proceedings. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. We regularly review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, we accrue a liability for the estimated loss. Legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease or be eliminated.
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
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning strategies related to our products, technology and services; our acquisition of ANSYS, Inc. (Ansys), and its expected impact; business and market outlook, strategies, technological trends, such as artificial intelligence (AI), and initiatives and opportunities, including, among other things, our reallocation of resources in our Design IP segment to higher growth opportunities; the potential impact of the uncertain macroeconomic environment and global economic conditions on our financial results; the impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes, such as export control restrictions and tariffs, including the anticipated impact of China export control restrictions; planned acquisitions or divestitures, and their anticipated impact; customer concentration, demand and market expansion; our planned product releases and capabilities, including the creation of joint solutions as a result of the Ansys Merger; industry growth rates; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); planned stock repurchases; our expected tax rate; and the status, expected outcome or expected impact of litigation and/or regulatory investigations. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
The following summary and overview of our financial condition and results of operations are qualified in their entirety by the more complete discussions and should be read together with our condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report, the risk factors set forth in Part II, Item 1A of this Quarterly Report, and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as filed with the SEC on December 22, 2025 (our Annual Report).
Overview
Financial Performance Summary
For the first quarter of fiscal 2026, our results reflect continued, strong execution and the resiliency of our business, including 66% revenue growth compared to the first quarter of fiscal 2025, primarily due to revenue growth across a majority of product groups and geographies and Ansys' contribution of $885.6 million in revenue. We saw overall strength in our Design Automation segment, partially offset by weakness in our Design IP segment. We are taking actions to sharpen our execution and reallocate resources to the highest growth opportunities but continue to expect to see muted growth in our Design IP segment in fiscal 2026.

The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended January 31,
	2026	2025
	(in millions, except per share amounts)
Revenue	$2,408.8	$1,455.3
Cost of revenue	$637.4	$270.0
Operating expenses	$1,568.4	$933.5
Operating income	$203.0	$251.8
Net income attributed to Synopsys	$65.0	$295.7
Diluted net income per share attributed to Synopsys:	$0.34	$1.89

Financial performance summary for the three months ended January 31, 2026 compared to the same period of fiscal 2025:
•Revenues were $2.4 billion, an increase of $953.5 million or 66%, which includes revenues from Ansys of $885.6 million. The remaining growth came organically across a majority of products and geographies, offset by weakness in our Design IP segment.
•Total cost of revenue and operating expenses was $2.2 billion, an increase of $1.0 billion or 83%, reflecting $394.1 million of amortization expense related to intangible assets acquired from the Ansys Merger, as well as an increase of $350.2 million in employee-related costs primarily due to the headcount increases as a result of the Ansys Merger.
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
Acquisition of Ansys
On July 17, 2025 (the Acquisition Date), we completed our acquisition of ANSYS, Inc. (Ansys) pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of January 15, 2024 (the Merger Agreement) by and among Synopsys, Ansys and ALTA Acquisition Corp. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Synopsys (the Ansys Merger). See Note 3. Acquisition of Ansys of the Notes to Condensed Consolidated Financial Statements for more information on the Ansys Merger.
See Part II, Item 1A, Risk Factors for more on risks related to the Ansys Merger.
Impact of the Current Macroeconomic Environment
The current macroeconomic environment reflects the effects of, among other things, changes in U.S. and global trade policy, including the tariffs enacted beginning in 2025 by the U.S. and other governments and subsequent tariff and trade policy revisions, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, and fluctuations in foreign exchange rates. This uncertain macroeconomic environment has resulted in increased volatility in global markets. While we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have recovered more slowly from recent macroeconomic uncertainty. The current uncertain macroeconomic environment has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us.
We expect growth across most geographies in fiscal 2026; however, we are expecting a challenging near-term environment, including in China, due to macroeconomic factors and Trade Restrictions (as defined below). See the discussion below under the heading "Impact of Global Trade Policy and the Current Geopolitical Environment" and in Part II, Item 1A, Risk Factors, "We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets" for further discussion of the impact of Trade Restrictions, including export control regulations and geopolitical events, on Synopsys.

While our time-based model provides stability to our business, operating results and overall financial position, the broader implications of these macroeconomic or geopolitical events, particularly in the long term, remain uncertain. Further, the negative impact of these events or disruptions may be deferred due to our business model. See Part II, Item 1A, Risk Factors, “Uncertainty in the macroeconomic environment, and its potential impact on the semiconductor and electronics industries, may negatively affect our business, operating results and financial condition” and "Our operating results may fluctuate in the future, which may adversely affect our stock price" for further discussion of the impact of global economic uncertainty on our business, operations and financial condition and potential fluctuations in our operating results, respectively.
See Part II, Item 1A, Risk Factors for further discussion of the impact of global economic and geopolitical uncertainty on our business, operations and financial condition.
Impact of Global Trade Policy and the Current Geopolitical Environment
We are actively monitoring changes to global trade policy, such as changes to U.S. Export Regulations (as defined below) and developments related to the tariffs enacted by the U.S. government. Beginning in fiscal 2025, the U.S. government has imposed a number of new and higher U.S. tariffs on imports from countries around the world. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. There may be additional changes to tariffs or new tariffs and other aspects of global trade policy in fiscal 2026 in the U.S. and other countries due to global trade negotiations and other factors. These changes in global trade policy have not had a material impact on our business, operating results or financial condition to date.
The Bureau of Industry and Security of the U.S. Department of Commerce (BIS) has continued to publish changes to U.S. export control regulations (the U.S. Export Regulations), including, among other things, the inclusion of certain Chinese technology companies on the Entity List, restrictions on the export of electronic computer-aided design (ECAD) software specially designed for the development of certain ICs, as well as controls on ECAD software for advanced semiconductor packaging involving multiple chips or chiplets, and certain other restrictions on China’s access to certain semiconductor and advanced computing technology. U.S.-China relations remain fluid, in particular with respect to trade policy and export restrictions relating to dual-use technologies. China export control restrictions, including certain BIS restrictions that were imposed in the third quarter of 2025 and subsequently rescinded as disclosed in our prior filings, negatively impacted our business in China, including in our Design IP segment, and may continue to impact design starts or other aspects of our business in China in the future. The evolving nature of U.S. Export Regulations, including the potential for new and expanded license requirements of this or similar nature, creates uncertainty regarding the current and future impacts on our business. We anticipate additional changes to the U.S. Export Regulations or other U.S. or non-U.S. export, sanctions, or similar trade requirements (collectively, the Trade Restrictions) in the future, but we cannot forecast the scope or timing of such changes, nor the impact on our business. We will continue to monitor such developments, including potential additional Trade Restrictions, new or expanded license requirements, and other regulatory or policy changes by the U.S. and foreign governments.

For more on risks related to government export and import restrictions such as the U.S. government’s Entity List and other U.S. Export Regulations, see Part II, Item 1A, Risk Factors, “We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets.”

We are also monitoring other geopolitical pressures around the world, including, among others, changes in China-Taiwan and U.S.-China relations, the conflicts in Ukraine and the Middle East and other regional or global military conflicts or instability. Any significant disruption caused by these or other geopolitical pressures or conflicts could materially affect our employees, business, operating results, financial condition or customers in those regions of the world. For example, Synopsys has employees, operations, customers and strategic partners in the Middle East. While we are actively monitoring the ongoing conflicts, at this time they have not had a material impact on our business, operating results or financial condition to date.
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
Design IP. This segment includes our logic libraries, embedded memories, wired interface IP, memory interface IP, security IP, and embedded processors that serve companies primarily in the semiconductor and electronics industries. We are a leading provider of high-quality, silicon-proven IP solutions for system-on-chips (SoCs). This includes IP that has been optimized to address specific application requirements for the mobile, automotive, digital home, Internet of Things and AI/data center markets, enabling designers to quickly develop SoCs in these areas.
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
We believe the critical accounting policies that reflect more significant judgments and estimates used in the preparation of our consolidated financial statements regarding critical accounting estimates are Revenue Recognition and Business Combinations. There have been no material changes in our critical accounting estimates during the three months ended January 31, 2026 since our Annual Report for fiscal 2025.

Results of Operations
Our results of operations for the three months ended January 31, 2026 reflect the inclusion of Ansys' results of operations. As discussed above, we completed the Ansys Merger on July 17, 2025 and therefore our results of operations for the three months ended January 31, 2025 do not include Ansys' results of operations for such time period, impacting the period comparisons discussed below.
Revenue
Our revenues are generated from two business segments: the Design Automation segment and the Design IP segment. See Note 16. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information about our reportable segments and revenue by geographic regions.
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
Design IP Segment
•Design IP includes our logic libraries, embedded memories, wired interface IP, memory interface IP, security IP, and embedded processors. These arrangements generally have two performance obligations which consist of transferring of the licensed IP and providing related support, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. Revenue allocated to the IP licenses is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support is recognized over the support term. Royalties are recognized as revenue in the quarter in which the applicable customer sells its products that incorporate our IP. Payments for IP contracts are generally received upon delivery of the IP. Revenue related to the customization of certain IP is recognized over time, generally using costs incurred or hours expended to measure progress.
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
Total Revenue

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$2,001.8	$1,020.2	$981.6	96%
Design IP	407.0	435.1	(28.1)	(6)%
Total	$2,408.8	$1,455.3	$953.5	66%
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
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were $11.3 billion as of January 31, 2026, which includes $1.9 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 47% of the backlog as of January 31, 2026, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three months ended January 31, 2026, including our contract balances as of such date, see Note 4. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to Ansys' contribution of $885.6 million in revenue for the three months ended January 31, 2026, and revenue growth of our business across a majority of product groups and geographies, offset by weakness in our Design IP segment as we take actions to sharpen our execution and reallocate resources to the highest growth opportunities.
For a discussion of revenue by geographic areas, see Note 16. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Time-Based Products Revenue

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$951.5	$828.2	$123.3	15%
Percentage of total revenue	39%	57%
The increase in time-based products revenue for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily attributable to Ansys' contribution of $78.4 million in time-based products revenue for the three months ended January 31, 2026, and an increase in TSL license revenue from arrangements booked in prior periods.
Upfront Products Revenue

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$741.5	$368.1	$373.4	101%
Percentage of total revenue	31%	25%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to Ansys' contribution of $383.0 million in upfront products revenue and an increase in the sale of hardware products driven by higher demand from customers, offset by a decrease in license revenue due to timing of customer requirements for IP products and the Optical Solutions Group divestiture, for the three months ended January 31, 2026.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP, hardware and S&A product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.
Maintenance and Service Revenue

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$537.7	$117.2	$420.5	359%
Professional service and other revenue	178.0	141.8	36.2	26%
Total	$715.7	$259.0	$456.7	176%
Percentage of total revenue	30%	18%
The increase in maintenance revenue for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to an increase in the volume of arrangements that include maintenance largely due to Ansys' contribution of $404.4 million in maintenance revenue for the three months ended January 31, 2026.
The increase in professional service and other revenue for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to Ansys' contribution of $19.8 million in professional service and other revenue and the timing of IP customization projects.

Cost of Revenue

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$242.4	$168.9	$73.5	44%
Cost of maintenance and service revenue	146.7	92.5	54.2	59%
Amortization of acquired intangible assets	248.2	8.6	239.6	2,786%
Total	$637.3	$270.0	$367.3	136%
Percentage of total revenue	26%	19%
Our cost of revenue is comprised of three categories: cost of products revenue, cost of maintenance and service revenue, and amortization of acquired intangible assets.
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
The increase in costs of products revenue and costs of maintenance and service revenue for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases in employee-related costs as a result of headcount increases from the Ansys Merger, which contributed $28.7 million, and organic growth, which contributed $5.5 million, $23.9 million in hardware-related costs including inventory provisions, $14.9 million in costs to fulfill IP consulting arrangements, and $12.1 million in IT and facility costs. The increase in amortization of acquired intangible assets for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to an increase of $242.1 million in connection with the Ansys Merger.
Operating Expenses
Research and Development

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$715.0	$553.2	$161.8	29%
Percentage of total revenue	30%	38%
The increase in research and development expenses for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $127.0 million in employee-related costs due to headcount increases from the Ansys Merger and $37.6 million in IT and facility costs, partially offset by a decrease of $4.8 million in the change in the fair value of our executive deferred compensation plan assets.

Sales and Marketing

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$396.4	$209.2	$187.2	89%
Percentage of total revenue	16%	14%
The increase in sales and marketing expenses for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $143.8 million in employee-related costs due to headcount increases from the Ansys Merger and $19.3 million in IT and facility costs.
General and Administrative

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$182.7	$167.1	$15.6	9%
Percentage of total revenue	8%	11%
The increase in general and administrative expenses for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $47.2 million in employee-related costs due to headcount increases from the Ansys Merger, which contributed $39.7 million, and organic growth, which contributed $7.5 million, $3.4 million in depreciation and maintenance expense and $2.0 million in IT and facility costs, partially offset by a decrease of $41.9 million in consulting and other professional fees.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	156.0	4.0	152.0	3,800%
Percentage of total revenue	6%	—%
The increase in amortization of acquired intangible assets for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to amortization expense related to intangible assets acquired from the Ansys Merger. See Note 5. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a schedule of future amortization amounts.
Restructuring Charges
In the fourth quarter of fiscal 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan). Total charges under the 2026 Plan are expected to be in the range of $300.0 million to $350.0 million, and consist primarily of severance costs, other one-time termination benefits and facility exit costs. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026. We recorded restructuring charges of $118.3 million in the first quarter of fiscal 2026. See Note 9. Restructuring Charges of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Interest Expense

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	(162.7)	$(11.1)	$(151.6)	1,366%
Percentage of total revenue	(7)%	(1)%
The increase in interest expense for the three months ended January 31, 2026 as compared to the same period in fiscal 2025 was primarily due to interest on the Senior Notes issued in the second quarter of fiscal 2025 and the borrowing under the Term Loan Agreement in the third quarter of fiscal 2025 in connection with the Ansys Merger. See Note 10. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further detail on our debt obligations.
Other Income (Expense), Net

	January 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$17.4	$35.7	$(18.3)	(51)%
Gains (losses) on assets related to deferred compensation plan	13.8	19.6	(5.8)	(30)%
Foreign currency exchange gains (losses)	(5.8)	0.1	(5.9)	(5,900)%
Other, net	13.3	(5.0)	18.3	(366)%
Total	$38.7	$50.4	$(11.7)	(23)%
The decrease in other income (expense) for the three months ended January 31, 2026 as compared to the same period in fiscal 2025 was primarily due to lower interest income as a result of lower average cash balances and a decrease in the change in fair value of our executive deferred compensation plan assets.
Segment Operating Results
We do not allocate certain operating expenses managed at a consolidated level to our reportable segments. These unallocated expenses consist primarily of amortization of acquired intangible assets, stock-based compensation expense, changes in the fair value of deferred compensation plan, restructuring charges, and acquisition/divestiture related items. See Note 16. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Design Automation Segment

	January 31,
	2026	2025	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$947.5	$404.7	$542.8	134%
Adjusted operating margin	47%	40%	7%	18%
The increase in adjusted operating income for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to an increase in revenue from arrangements booked in prior periods.

Design IP Segment

	January 31,
	2026	2025	Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$66.1	$126.5	$(60.4)	(48)%
Adjusted operating margin	16%	29%	(13)%	(45)%
The decrease in adjusted operating income for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to lower revenue as we take actions to sharpen our execution and reallocate resources to the highest growth opportunities.
Income Taxes
Our effective tax rate increased in the three months ended January 31, 2026, as compared to the same period in fiscal 2025, primarily due to the reduced benefit from stock-based compensation and foreign-derived intangible income deduction. The capital loss on the sale of our ownership in OpenLight was included in the first quarter of 2025.
See Note 18. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2026, we held $2.2 billion in cash, cash equivalents and short-term investments. We also held $4.7 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, and investment-grade available-for-sale debt with an overall weighted-average credit rating of approximately AA.
As of January 31, 2026, approximately $1.3 billion of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
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
As of January 31, 2026, $194.3 million remained available for future stock repurchases under our stock repurchase program (the Program). In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion.
During the second quarter of fiscal 2025, we entered into a deferred payment agreement to defer the cash settlement of the 2025 Rate Lock Agreements over a period of 5.5 years. As of January 31, 2026, we had $110.6 million outstanding balance under the deferred payment agreement related to the 2025 Rate Lock agreements. See Note 7. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
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
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the three months ended January 31, 2026.
Cash Flows

	Three Months Ended January 31,
	2026	2025	$ Change
	(dollars in millions)
Cash provided by (used in) operating activities	$856.8	$(67.5)	$924.3
Cash used in investing activities	(36.5)	(22.0)	(14.5)
Cash used in financing activities	(1,583.2)	(141.8)	(1,441.4)
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
Net cash provided by operating activities was $856.8 million for the three months ended January 31, 2026 compared to net cash used in operating activities of $67.5 million for the same period in fiscal 2025. The increase in cash provided by operating activities was primarily due to contributions from Ansys, organic growth in our business (excluding Ansys), and higher accounts receivable collections, partially offset by higher disbursements for operations, including vendor and tax payments, and lower net income of $232.7 million.
Cash Used in Investing Activities
The increase in net cash used in investing activities for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was driven by the non-recurring net cash proceeds of $23.8 million mainly from deferred consideration received in connection with the Software Integrity Divestiture in the first quarter of fiscal 2025, partially offset by a decrease in the purchases of property and equipment of $5.4 million and lower cash outflows from the net proceeds of $3.3 million from the purchases, sales and maturities of investments.
Cash Used in Financing Activities
The increase in net cash used in financing activities for the three months ended January 31, 2026 compared to the same period in fiscal 2025 was primarily due to the repayment of the remaining $3.5 billion of the Term Loans, partially offset by net proceeds of $2.0 billion from the sale of our common stock pursuant to a securities purchase agreement with NVIDIA Corporation.
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
The Term Loan Agreement provides for two tranches of senior unsecured term loans: a $1.45 billion tranche (Tranche 1) that matures on July 17, 2027 and a $2.85 billion tranche (Tranche 2) that matures on July 17, 2028. On October 17, 2025, we made early repayment of $850.0 million on the Tranche 1 Term Loan. During the first quarter of fiscal 2026, we paid off the remaining $3.5 billion, and the Term Loans were terminated upon repayment.
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
The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of January 31, 2026, the Term Loans were fully paid off and terminated.
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
The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option. There was no outstanding balance under the Revolving Credit Agreement as of January 31, 2026.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of January 31, 2026, we were in compliance with the financial covenant as well as the other covenants.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5 year Loan Prime Rate plus 0.74%. As of January 31, 2026, we had $12.0 million outstanding balance under the agreement.
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
As of January 31, 2026, our exposure to market risk had not changed materially since October 31, 2025.
As of January 31, 2026, we had approximately $9.9 billion of Senior Notes, net of unamortized discount and issuance costs, outstanding. The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of January 31, 2026, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Regardless of how well designed and operated, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our compliance programs and compliance training for employees may not prevent our employees or contractors from breaching or circumventing our policies or violating applicable laws and regulations. Our CEO and CFO have concluded that, as of January 31, 2026, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
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
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. On October 31, 2025, a shareholder class action complaint was filed in the United States District Court for the Northern District of California captioned Kim v. Synopsys, Inc., et al. (Case No. 25-cv-09410) against us and certain of our officers (the Kim Action). The complaint brings claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and alleges that certain material misstatements or omissions related to the performance of our Design IP segment were made in violation of federal securities laws. On November 25, 2025, a shareholder class action complaint was filed in the same court captioned New England Teamsters Pension Fund v. Synopsys, Inc., et al. (Case No. 25-cv-10201) against us and certain of our directors and officers (the New England Teamsters Action). The complaint raises similar allegations to the Kim Action but also brings claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the Securities Act) on behalf of stockholders who received our stock in exchange for their shares of common stock of Ansys, Inc. as part of our acquisition of that company. On December 30, 2025, a shareholder class action was filed in the same court captioned City of Sterling Heights Police & Fire Retirement System v. Synopsys, Inc., et al. (Case No. 5:25-cv-11059) against us and certain of our directors and officers (the City of Sterling Heights Action and together with the Kim Action and New England Teamsters Action, the Class Actions). The complaint raises similar allegations to the Kim Action and the New England Teamsters Action and brings claims under Sections 11, 12(a)(2), and 15 of the Securities Act on behalf of stockholders who received our stock in exchange for their shares of common stock of Ansys, Inc. as part of our acquisition of that company. The plaintiffs in the Class Actions are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees and expert fees. In addition, on December 22, 2025, a shareholder derivative action was filed in the same court captioned Brian Taylor v. Aart De Geus, et al. (Case No. 5:25-cv-10878) against certain of our directors and officers (the Taylor Action). The complaint raises similar allegations to the Class Actions and brings claims of breach of fiduciary duty against certain of our directors and officers, gross mismanagement, waste of corporate assets, unjust enrichment against certain of our officers, and a violation of Section 14(a) of the Exchange Act against certain of our directors. The plaintiffs in the Taylor Action are seeking unspecified monetary damages, equitable relief, restitution, and an award of costs and expenses, including reasonable attorneys’ fees and expert fees. The parties have stipulated that the Class Actions are related cases and the Taylor Action has been stayed as of January 16, 2026 pending resolution of any motion to dismiss that will be filed in the related Class Actions. We believe these claims are without merit, and we intend to defend the matters vigorously. However, the ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors. As we are unable to determine at this time whether any loss ultimately will occur or to estimate the range of such loss, no amount of loss has been accrued by us in our financial statements as of and for the fiscal quarter ended January 31, 2026.
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
We are not aware of any other legal proceedings that would materially impact our business, operating results or financial condition.

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
The macroeconomic environment reflects the effects of, among other things, changes in U.S. and global trade policy, including the tariffs enacted in 2025 by the U.S. and other governments and subsequent tariff and trade policy revisions, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures, and fluctuations in foreign exchange rates. This uncertain macroeconomic environment has resulted in volatility in credit, equity and foreign currency markets and has led some of our customers to postpone their decision-making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us. Such caution by customers has, among other things, limited our ability to maintain or increase our sales or recognize revenue from committed contracts.
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
The growth of the EDA industry as a whole and our sales in our Design Automation and Design IP segments are primarily dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. If growth in the semiconductor and electronics industries or certain sectors within these industries slows or stalls, including, among other things, due to the factors creating an uncertain macroeconomic environment as discussed above, then demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected. For example, while we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive, and consumer electronics have recovered more slowly from recent macroeconomic uncertainty, which has affected our business and operating results.
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
In our Design Automation segment, we compete against a variety of different EDA vendors, including publicly-traded companies that offer a variety of products and services as well as other EDA vendors, including new entrants to the market, that offer products focused on one or more discrete phases of the IC design process. Moreover, some of our customers internally develop design tools and capabilities that compete with our products. For our Ansys S&A software solutions, our competitors include publicly-traded companies, small geographically-focused firms, startups, and solutions produced in-house by end users. In our Design IP segment, we compete against silicon IP providers as well as our customers’ internally developed IP.
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
Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. The adoption of AI technologies has brought new demands and also challenges in terms of disruption to both our business models and existing technology offerings. For example, in response to recent market trends and underperformance of our Design IP segment, we are in the process of reallocating resources in our IP business to certain higher growth opportunities. Our efforts in reallocating these resources and developing such new technology solutions may not succeed or generate expected returns, which may result in an adverse impact on our business and financial results. Semiconductor device functionality requirements continually increase while feature widths decrease, which substantially increases the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor or displacement of their purchases by internal development. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
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
We are subject to export controls, laws and regulations that restrict selling, shipping or transmitting certain of our products and services and transferring certain of our technology outside the United States. We are also subject to certain requirements for enhanced denied party screening processes, which have led to, and in the future may continue to lead to, elongated transaction cycles with certain customers. These requirements also restrict domestic release of software and technology to certain foreign nationals. In addition, we are subject to customs and other import requirements that regulate imports that may be important for our business.
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
Our global operations are subject to numerous U.S. and foreign laws and regulations such as those related to anti-corruption, tax, corporate governance, imports and exports, government contracts, economic sanctions, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Any violation of these laws and regulations could subject us to, among other things, investigations, fines, enforcement actions, disgorgement of profits, damages, civil or criminal penalties, or injunctions, and may result in our inability to conduct business in one or more countries. Furthermore, any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
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
•Longer warranty periods than those of our software products, which may require us to replace hardware components under warranty, thus increasing our costs; and
•Potential impacts on our supply chain, including the factors creating an uncertain macroeconomic environment, as described above.
If we do not manage these risks related to our hardware products, our business and operating results would be harmed.
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
We have incurred a substantial amount of debt in connection with the Ansys Merger, including the Senior Notes. Accordingly, as of January 31, 2026, we had approximately $10.0 billion of total debt.

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
Our operations are subject to taxation in the U.S. and in multiple foreign jurisdictions. Tax laws in these jurisdictions are subject to change as new laws or regulations are passed or new interpretations are made available. Changes in tax law, regulations or interpretation could have a material adverse impact on our tax expense and our financial position and cash flows. For additional details on developments in tax laws and regulations applicable to us, see Note 18. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report under the heading "Legislative Developments."
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
We and our directors or officers are subject to litigation proceedings that are expensive and could divert management attention and harm our business.
We and our directors or officers are subject to legal claims or regulatory matters involving stockholder, consumer, employment, customer, supplier, competition and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and operating results could be materially harmed.

For example, we and our directors and officers are currently named as defendants in recently filed securities class action complaints. The stock market in general, and Nasdaq and technological companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. The market price of our common stock is or may be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.

In addition, certain of our directors and officers may be involved in ongoing securities or other lawsuits, including in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation, including the cost to defend against, and any potential adverse outcome resulting from any such proceeding, can be expensive, time-consuming, damage our reputation and divert our management’s and board of directors’ attention from other business concerns, which could seriously harm our business. As noted above, in 2025, shareholder class action complaints were filed against Synopsys and certain of our current directors and officers. The complaints allege, among other matters, that certain material misstatements or omissions related to the performance of our Design IP segment were made in violation of federal securities laws. There is no guarantee that we will be successful in our efforts to defend against these complaints. Further information regarding certain of these matters is contained in Part II, Item 1, Legal Proceedings of this Quarterly Report.
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
(a) Unregistered Sales of Equity Securities
On January 23, 2026, we issued 1,468 shares of our common stock as consideration for earnout amounts payable to certain sellers in a prior acquisition by Ansys of all the outstanding shares of the acquired company. The offer, sale and issuance of these securities were not registered and were made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder.
(c) Stock Repurchases
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value of shares that may yet be purchased under the programs(1)
Month #1
November 1, 2025 through November 30, 2025	—	$—	—	$194,276,393
Month #2
December 1, 2025 through December 31, 2025	—	$—	—	$194,276,393
Month #3
January 1, 2026 through January 31, 2026	—	$—	—	$194,276,393
Total	—	$—	—	$194,276,393
(1) In fiscal 2022, our Board of Directors approved a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. As of January 31, 2026, $194.3 million remained available for future repurchases under the Program. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion.
See Note 13. Stock Repurchase Program of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information on the Program.

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

Name and Title	Action	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date(2)
Shelagh Glaser	Adoption	1/13/2026	Rule 10b5-1 Trading Arrangement	Up to 11,085 shares to be sold	12/31/2026
Chief Financial Officer
Rick Mahoney	Termination(3)	9/13/2024	Rule 10b5-1 Trading Arrangement	(4)	1/16/2026
Former Chief Revenue Officer

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
(3)Terminated as of November 11, 2025.
(4)For additional details about the material terms of this arrangement, refer to the description under the heading "Insider Adoption or Termination of Trading Arrangements" contained in Part II, Item 9B, Other Information of our Annual Report on Form 10-K for the year ended October 31, 2024, which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	3/25/2024
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1*	Offer Letter dated July 17, 2025 by and between Synopsys, Inc. and Janet Lee					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1+
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of January 31, 2026 and October 31, 2025, (ii) Condensed Consolidated Statements of Income for the Three Months Ended January 31, 2026 and January 31, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended January 31, 2026 and January 31, 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity at January 31, 2026 and January 31, 2025, (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2026 and January 31, 2025 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: February 25, 2026	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)