Form 10-Q
period 2026-04-30
SYNOPSYS INC
filed 2026-05-27
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 22, 2026, there were 191,479,325 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	April 30, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,412,472	$2,888,030
Short-term investments	71,966	72,929
Total cash, cash equivalents and short-term investments	2,484,438	2,960,959
Accounts receivable, net	1,267,305	1,505,427
Inventories	441,836	365,190
Prepaid and other current assets	1,195,391	1,180,526
Current assets held for sale	48,248	—
Total current assets	5,437,218	6,012,102
Property and equipment, net	714,744	696,693
Operating lease right-of-use assets, net	697,112	702,008
Goodwill	26,853,807	26,899,215
Intangible assets, net	11,875,418	12,679,591
Deferred income taxes	113,642	112,159
Other long-term assets	1,197,086	1,122,693
Total assets	$46,889,027	$48,224,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,185,204	$1,326,211
Operating lease liabilities	135,523	128,205
Deferred revenue	2,419,876	2,245,961
Short-term debt	22,117	22,117
Current liabilities held for sale	27,912	—
Total current liabilities	3,790,632	3,722,494
Long-term operating lease liabilities	670,475	680,698
Long-term deferred revenue	389,419	382,557
Long-term debt	10,013,845	13,462,398
Other long-term liabilities	1,547,591	1,649,299
Total liabilities	16,411,962	19,897,446
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 191,444 and 185,994 shares outstanding, respectively	1,928	1,860
Capital in excess of par value	20,565,562	18,640,947
Retained earnings	10,397,550	10,315,487
Treasury stock, at cost: 593 and 1,222 shares, respectively	(242,827)	(398,278)
Accumulated other comprehensive loss	(244,082)	(232,414)
Total Synopsys stockholders’ equity	30,478,131	28,327,602
Non-controlling interest	(1,066)	(587)
Total stockholders’ equity	30,477,065	28,327,015
Total liabilities and stockholders’ equity	$46,889,027	$48,224,461

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Revenue:
Time-based products	$945,624	$828,326	$1,897,165	$1,656,564
Upfront products	546,252	510,676	1,287,782	878,800
Total products revenue	1,491,876	1,339,002	3,184,947	2,535,364
Maintenance and service	784,109	265,264	1,499,836	524,217
Total revenue	2,275,985	1,604,266	4,684,783	3,059,581
Cost of revenue:
Products	232,897	216,216	475,299	385,058
Maintenance and service	148,597	94,471	295,335	187,008
Amortization of acquired intangible assets	248,356	7,660	496,598	16,256
Total cost of revenue	629,850	318,347	1,267,232	588,322
Gross margin	1,646,135	1,285,919	3,417,551	2,471,259
Operating expenses:
Research and development	700,124	553,979	1,415,112	1,107,195
Sales and marketing	381,998	215,021	778,373	424,220
General and administrative	172,418	136,497	355,150	303,583
Amortization of acquired intangible assets	155,275	3,996	311,268	7,996
Restructuring charges	115,894	—	234,176	—
Total operating expenses	1,525,709	909,493	3,094,079	1,842,994
Operating income	120,426	376,426	323,472	628,265
Interest expense	(133,364)	(94,336)	(296,079)	(105,475)
Other income (expense), net	32,214	114,101	70,936	164,518
Income before income taxes	19,276	396,191	98,329	687,308
Provision for income taxes	2,408	47,181	16,745	40,887
Net income from continuing operations	16,868	349,010	81,584	646,421
Loss from discontinued operations, net of income taxes	—	(3,900)	—	(3,900)
Net income	16,868	345,110	81,584	642,521
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(237)	(222)	(479)	1,506
Net income attributed to Synopsys	$17,105	$345,332	$82,063	$641,015

Net income (loss) attributed to Synopsys:
Continuing operations	$17,105	$349,232	$82,063	$644,915
Discontinued operations	—	(3,900)	—	(3,900)
Net income	$17,105	$345,332	$82,063	$641,015

Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$0.09	$2.25	$0.43	$4.17
Discontinued operations	—	(0.02)	—	(0.03)
Basic net income per share	$0.09	$2.23	$0.43	$4.14

Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$0.09	$2.24	$0.43	$4.13
Discontinued operations	—	(0.03)	—	(0.03)
Diluted net income per share	$0.09	$2.21	$0.43	$4.10

Shares used in computing per share amounts:
Basic	191,464	154,927	190,513	154,666
Diluted	192,144	156,088	191,580	156,218
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Net income	$16,868	$345,110	$81,584	$642,521
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(37,947)	44,764	586	16,127
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(281)	52	(207)	9
Cash flow hedges:
Deferred gains (losses), net of tax of $1,789 and $5,332 for the three and six months ended April 30, 2026, respectively, and of $10,507 and $22,002 for each of the same periods in fiscal 2025, respectively	(5,763)	(45,708)	(17,299)	(82,155)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,350) and $(2,003) for the three and six months ended April 30, 2026, respectively, and of $(783) and $(2,186) for each of the same periods in fiscal 2025, respectively	3,592	2,675	5,252	6,263
Other comprehensive income (loss), net of tax effects	(40,399)	1,783	(11,668)	(59,756)
Comprehensive income (loss)	(23,531)	346,893	69,916	582,765
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(237)	(222)	(479)	1,506
Comprehensive income (loss) attributed to Synopsys	$(23,294)	$347,115	$70,395	$581,259
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2026	191,449	$1,915	$20,562,001	$10,380,445	$(191,851)	$(203,683)	$30,548,827	$(829)	$30,547,998
Net income				17,105			17,105	(237)	16,868
Other comprehensive income (loss), net of tax effects						(40,399)	(40,399)		(40,399)
Purchases of treasury stock	(640)	6	(6)		(262,500)		(262,500)		(262,500)
Equity forward contract, net			(37,500)				(37,500)		(37,500)
Common stock issued, net of shares withheld for employee taxes	635	7	(181,236)		211,524		30,295		30,295
Stock-based compensation			222,303				222,303		222,303
Balance at April 30, 2026	191,444	$1,928	$20,565,562	$10,397,550	$(242,827)	$(244,082)	$30,478,131	$(1,066)	$30,477,065

Balance at October 31, 2025	185,994	$1,860	$18,640,947	$10,315,487	$(398,278)	$(232,414)	$28,327,602	$(587)	$28,327,015
Net income				82,063			82,063	(479)	81,584
Other comprehensive income (loss), net of tax effects						(11,668)	(11,668)		(11,668)
Purchases of treasury stock	(640)	6	(6)		(262,500)		(262,500)		(262,500)
Equity forward contract, net			(37,500)				(37,500)		(37,500)
Common stock issued for private placement	4,822	48	1,999,952				2,000,000		2,000,000
Common stock issued for prior acquisition	1	1	189		478		668		668
Common stock issued, net of shares withheld for employee taxes	1,267	13	(519,047)		417,473		(101,561)		(101,561)
Stock-based compensation			481,027				481,027		481,027
Balance at April 30, 2026	191,444	$1,928	$20,565,562	$10,397,550	$(242,827)	$(244,082)	$30,478,131	$(1,066)	$30,477,065

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2025	154,618	$1,547	$1,127,181	$9,278,950	$(860,967)	$(241,919)	$9,304,792	$109	$9,304,901
Net income				345,332			345,332	(222)	345,110
Other comprehensive income (loss), net of tax effects						1,783	1,783		1,783
Common stock issued, net of shares withheld for employee taxes	528	5	(109,883)		171,966		62,088		62,088
Stock-based compensation			201,723				201,723		201,723
Balance at April 30, 2025	155,146	$1,552	$1,219,021	$9,624,282	$(689,001)	$(240,136)	$9,915,718	$(113)	$9,915,605

Balance at October 31, 2024	154,112	$1,541	$1,211,206	$8,984,105	$(1,025,770)	$(180,380)	$8,990,702	$2,504	$8,993,206
Net income				641,015			641,015	2,344	643,359
Other comprehensive income (loss), net of tax effects						(59,756)	(59,756)		(59,756)
Common stock issued, net of shares withheld for employee taxes	1,034	11	(385,296)		336,769		(48,516)		(48,516)
Stock-based compensation			387,477				387,477	709	388,186
Adjustments for redeemable non-controlling interest				(838)			(838)		(838)
Deconsolidation of non-controlling interest upon the sale of subsidiary			5,634				5,634	(5,670)	(36)
Balance at April 30, 2025	155,146	$1,552	$1,219,021	$9,624,282	$(689,001)	$(240,136)	$9,915,718	$(113)	$9,915,605
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$81,584	$642,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	907,177	96,838
Reduction of operating lease right-of-use assets	72,852	51,728
Amortization of capitalized costs to obtain revenue contracts	41,158	25,405
Stock-based compensation	481,027	388,186
Allowance for credit losses	14,842	15,940
Loss on sale of strategic investments	—	2,435
Gain on sale of building	—	(51,385)
Loss on divestitures, net of transaction costs	—	8,299
Amortization of bridge financing costs	—	40,411
Amortization of debt issuance costs	16,903	2,348
Deferred income taxes	(121,045)	(237,170)
Other	(153)	(181)
Net changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	234,512	(74,098)
Inventories	(85,832)	(39,766)
Prepaid and other current assets	44,649	(140,472)
Other long-term assets	(87,060)	(36,058)
Accounts payable and accrued liabilities	(114,629)	(242,529)
Operating lease liabilities	(74,166)	(48,617)
Income taxes	(122,420)	(36,870)
Deferred revenue	196,367	(37,412)
Unrealized loss on settlement of interest rate treasury lock	—	(121,643)
Net cash provided by operating activities	1,485,766	207,910
Cash flows from investing activities:
Proceeds from maturities of short-term investments	11,180	35,461
Proceeds from sales of short-term investments	3,656	22,015
Purchases of short-term investments	(13,903)	(47,558)
Purchases of strategic investments	(781)	(3,368)
Purchases of property and equipment, net	(89,518)	(96,303)
Proceeds from sale of building	—	74,279
Proceeds from business divestiture, net of cash divested	—	70,082
Other	—	(611)
Net cash provided by (used in) investing activities	(89,366)	53,997
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	10,034,464
Repayment of debt	(3,462,369)	(1,289)
Issuances of common stock	116,136	118,308
Payments for taxes related to net share settlement of equity awards	(217,884)	(166,872)
Common stock issuance for private placement	2,000,000	—
Purchase of equity forward contract	(37,500)	—
Purchases of treasury stock	(262,500)	—
Redemption of redeemable non-controlling interest	—	(30,000)
Net cash provided by (used in) financing activities	(1,864,117)	9,954,611
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,247)	8,186
Net change in cash, cash equivalents and restricted cash	(476,964)	10,224,704
Cash, cash equivalents and restricted cash, beginning of year	2,893,721	3,898,729
Cash, cash equivalents and restricted cash, end of period	$2,416,757	$14,123,433
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business
Synopsys, Inc. (Synopsys, we, our or us) is the leader in engineering solutions from silicon to systems, enabling customers to rapidly innovate AI-powered products. We deliver industry-leading silicon design, intellectual property (IP), simulation and analysis (S&A) solutions, and design services. We partner closely with our customers across a wide range of industries to maximize their R&D capability and productivity, powering innovation today that ignites the ingenuity of tomorrow.
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

As a result of the Software Integrity Divestiture, we derecognized net assets of $720.5 million and incurred transaction costs of $61.7 million, resulting in a pre-tax gain, net of transaction costs, of $868.8 million recorded in fiscal 2024. In the second quarter of fiscal 2025, we finalized some working capital adjustments and recorded $8.3 million as a reduction to the previously recorded gain, resulting in a total pre-tax gain, net of transaction costs, of $860.5 million from the Software Integrity Divestiture. See Note 3. Discontinued Operations of the Notes to Consolidated Financial Statements in our Annual Report for additional information.
There was no Software Integrity related activity for the three and six months ended April 30, 2026.
Note 4. Acquisition of Ansys
On the Acquisition Date, we completed the acquisition of Ansys (the Ansys Merger) for approximately $34.9 billion, consisting of cash of $17.6 billion (the Cash Consideration), Synopsys Common Stock with a fair value of $17.1 billion, and the balance related to the assumption of certain outstanding Ansys equity awards and the settlement of pre-existing relationships. We acquired Ansys to combine Synopsys’ semiconductor electronic design automation expertise with Ansys’ S&A capabilities to address the growing demand for integrated design and simulation tools across various industries.
We funded the Cash Consideration in the Ansys Merger through a combination of cash on hand, the net proceeds from the issuance of the Senior Notes, and the borrowings under the Term Loan Agreement, each as defined and discussed in Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements.
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
Transaction Costs
Transaction costs for acquisitions, primarily related to the Ansys Merger, were $7.6 million and $18.2 million during the three and six months ended April 30, 2026, respectively. Transaction costs for acquisitions were $65.0 million and $121.8 million during the three and six months ended April 30, 2025, respectively. These costs mainly consisted of professional fees, administrative costs for closed and pending acquisitions, as well as the Bridge Commitment financing costs, and were expensed as incurred in our condensed consolidated statements of income.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if Ansys had been acquired as of the beginning of fiscal year 2024.

	Three Months Ended April 30,	Six Months Ended April 30,
	2025	2025
	(in thousands)
Pro forma total revenue	$2,157,992	$4,375,675
Pro forma net income	$18,614	$74,980
This information is provided for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2024, or of the results of our future operations of the combined business.
Note 5. Revenue
Disaggregated Revenue

The following table shows the percentage of revenue by product groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
EDA	51.0%	66.9%	48.3%	67.1%
Design IP	20.0%	30.0%	18.4%	30.0%
Ansys	28.7%	—%	32.8%	—%
Other	0.3%	3.1%	0.5%	2.9%
Total	100.0%	100.0%	100.0%	100.0%
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
Contract balances are as follows:

	As of
	April 30, 2026	October 31, 2025
	(in thousands)
Contract assets, net	$1,119,650	$1,222,029
Unbilled receivables	$28,620	$45,528
Deferred revenue	$2,809,295	$2,628,518
Long-term contract assets were $359.7 million and $336.4 million as of April 30, 2026 and October 31, 2025, respectively.
During the three and six months ended April 30, 2026, we recognized revenue of $598.7 million and $1.7 billion, respectively, that was included in the deferred revenue balance as of October 31, 2025, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $11.0 billion as of April 30, 2026, which includes $1.8 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 49% of the backlog as of April 30, 2026, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three and six months ended April 30, 2026, we recognized $27.9 million and $61.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and six months ended April 30, 2025, we recognized $25.7 million and $50.7 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of April 30, 2026 were $119.1 million, of which $31.8 million are included in prepaid and other current assets, and $87.3 million in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets were $21.9 million and $41.2 million during the three and six months ended April 30, 2026, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income. Amortization of these assets were $12.9 million and $25.4 million during the three and six months ended April 30, 2025, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the six months ended April 30, 2026 are as follows:

(in thousands)
Balance at October 31, 2025	$26,899,215
Adjustments	(43,278)
Effect of foreign currency translation	(2,130)
Balance at April 30, 2026	$26,853,807
Intangible Assets
Intangible assets as of April 30, 2026 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core/developed technology	$7,314,600	$1,317,353	$5,997,247
Customer relationships	5,415,568	718,972	4,696,596
Contract rights intangible	612,855	348,636	264,219
Trademarks and trade names	962,925	45,569	917,356
Total	$14,305,948	$2,430,530	$11,875,418
Intangible assets as of October 31, 2025 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core/developed technology	$7,309,753	$929,901	$6,379,852
Customer relationships	5,415,558	428,377	4,987,181
Contract rights intangible	614,358	239,808	374,550
Trademarks and trade names	962,925	24,917	938,008
Total	$14,302,594	$1,623,003	$12,679,591

Amortization expense related to intangible assets consists of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Core/developed technology	$193,619	$7,337	$387,142	$15,526
Customer relationships	144,949	3,993	290,616	7,989
Contract rights intangible	54,737	323	109,456	730
Trademarks and trade names	10,326	3	20,652	7
Total	$403,631	$11,656	$807,866	$24,252
The following table presents the estimated future amortization of acquired intangible assets as of April 30, 2026:

Fiscal year	(in thousands)
Remainder of fiscal 2026	$805,653
2027	1,545,111
2028	1,384,601
2029	1,381,906
2030	1,376,058
2031 and thereafter	5,382,089
Total	$11,875,418
Note 7. Balance Sheet Components

	As of
	April 30, 2026	October 31, 2025
	(in thousands)
Accounts payable and accrued liabilities:
Payroll and related benefits	$701,291	$822,575
Accounts payable	179,257	164,766
Accrued income taxes	45,020	94,664
Interest payable	42,603	49,826
Other accrued liabilities	217,033	194,380
Total	$1,185,204	$1,326,211

Other long-term liabilities:
Deferred tax liability	$877,749	$1,001,070
Deferred compensation plan liabilities	468,523	447,232
Other	201,319	200,997
Total	$1,547,591	$1,649,299
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

The sale is expected to be completed in June 2026, subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals.
The following table presents the major classes of assets and liabilities classified as held for sale as of April 30, 2026:

(in thousands)
Assets:
Accounts receivable, net	$541
Inventories	72
Prepaid and other assets	5,623
Property and equipment, net	2,127
Operating lease right-of-use assets, net	1,870
Goodwill	38,015
Total current assets held for sale	$48,248
Liabilities:
Accounts payable and accrued liabilities	$1,841
Operating lease liabilities	1,744
Deferred revenue	24,327
Total current liabilities held for sale	$27,912

Note 8. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of April 30, 2026, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$196,433	$—	$—	$—	$196,433
U.S. Treasury, agency & T-bills	1,645	—	—	—	1,645
Total:	$198,078	$—	$—	$—	$198,078
Short-term investments:
U.S. Treasury, agency & T-bills	$5,656	$5	$—	$—	$5,661
Municipal bonds	23,442	23	(51)	—	23,414
Corporate debt securities	42,697	98	(81)	—	42,714
Other	177	—	—	—	177
Total:	$71,972	$126	$(132)	$—	$71,966
(1)See Note 9. Fair Value Measurements for further discussion on fair values.

The contractual maturities of our available-for-sale debt securities as of April 30, 2026 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
1 year or less	$28,479	$28,515
1-5 years	43,493	43,451
Total	$71,972	$71,966
As of October 31, 2025, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$52,978	$—	$—	$—	$52,978
Total:	$52,978	$—	$—	$—	$52,978
Short-term investments:
U.S. Treasury, agency & T-bills	$6,661	$19	$—	$—	$6,680
Municipal bonds	22,004	61	—	—	22,065
Corporate debt securities	43,878	139	(18)	—	43,999
Other	185	—	—	—	185
Total:	$72,728	$219	$(18)	$—	$72,929
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	April 30, 2026	October 31, 2025
	(in thousands)
Cash and cash equivalents	$2,412,472	$2,888,030
Restricted cash included in prepaid and other current assets	3,270	4,680
Restricted cash included in other long-term assets	1,015	1,011
Cash, cash equivalents and restricted cash	$2,416,757	$2,893,721
Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There were no material impairments of non-marketable equity securities during the three and six months ended April 30, 2026 and 2025.
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
Additionally, in order to manage interest rate exposure related to anticipated debt transactions, in the first quarter of fiscal 2025, we entered into treasury rate lock agreements to hedge against unfavorable interest rate changes. The accounting for gains and losses resulting from changes in fair value depends on whether these are designated and qualify for hedge accounting. The assets or liabilities associated with these derivatives are recorded at fair value in other current assets or accrued liabilities in the condensed consolidated balance sheets. The cash flow impact upon settlement of these derivative contracts is included in net cash provided by operating activities in the condensed consolidated statements of cash flows.
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
We did not record any gains or losses related to discontinuation of foreign exchange forward contracts cash flow hedges during the six months ended April 30, 2026 and 2025.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts (the 2025 Rate Lock Agreements) with notional value of $2.0 billion to manage the variability in cash flows due to changes in benchmark interest rate related to the Senior Notes (as defined in Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements). These derivatives were designated as cash flow hedges with unrealized gains and losses deferred in OCI. The 2025 Rate Lock Agreements terminated and settled in the second quarter of fiscal 2025, and we recorded the fair value of $121.6 million as a loss within OCI. The unrealized loss of $121.6 million is being amortized to interest expense over the life of the related debt. We expect $7.0 million of the unrealized loss to be amortized to interest expense over the next 12 months. As of April 30, 2026, the unamortized portion of the fair value of the 2025 Rate Lock Agreements was $113.5 million. We had no interest rate hedge contracts outstanding as of April 30, 2026.
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
The effects of the non-designated foreign currency derivative instruments in the condensed consolidated statements of income are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(7,790)	$11,186	$(12,087)	$6,765
The notional amounts in the table below for foreign currency derivative instruments provide one measure of the transaction volume outstanding:

	As of
	April 30, 2026	October 31, 2025
	(in thousands)
Total gross notional amounts	$1,780,365	$1,587,863
Net fair value	$(23,220)	$(1,234)
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
The following table represents the condensed consolidated balance sheets location and amount of foreign currency derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at April 30, 2026
Other current assets	$15,619	$184
Accrued liabilities	$38,174	$849
Balance at October 31, 2025
Other current assets	$8,598	$265
Accrued liabilities	$9,504	$593

The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2026
Foreign exchange contracts	Revenue	$7,720	Revenue	$1,085
Foreign exchange contracts	Operating expenses	(13,483)	Operating expenses	(3,346)
Interest rate contracts	Interest expense	—	Interest expenses	(1,331)
Total		$(5,763)		$(3,592)
Three months ended April 30, 2025
Foreign exchange contracts	Revenue	$12,689	Revenue	$1,282
Foreign exchange contracts	Operating expenses	14,749	Operating expenses	(3,069)
Interest rate contracts	Interest expense	(73,146)	Interest expense	(888)
Total		$(45,708)		$(2,675)
Six months ended April 30, 2026
Foreign exchange contracts	Revenue	$10,647	Revenue	$2,275
Foreign exchange contracts	Operating expenses	(27,946)	Operating expenses	(4,864)
Interest rate contracts	Interest expense	—	Interest expenses	(2,663)
Total		$(17,299)		$(5,252)
Six months ended April 30, 2025
Foreign exchange contracts	Revenue	$13,203	Revenue	$280
Foreign exchange contracts	Operating expenses	(2,142)	Operating expenses	(5,655)
Interest rate contracts	Interest expense	(93,216)	Interest expense	(888)
Total		$(82,155)		$(6,263)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2026:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$196,433	$196,433	$—	$—
U.S. Treasury, agency & T-bills	1,645	—	1,645	—
Short-term investments:
U.S. Treasury, agency & T-bills	5,661	—	5,661	—
Municipal bonds	23,414	—	23,414	—
Corporate debt securities	42,714	—	42,714	—
Other	177	—	177	—
Prepaid and other current assets:
Foreign currency derivative contracts	15,803	—	15,803	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	468,523	468,523	—	—
Marketable equity securities	515	515	—	—
Total assets	$777,087	$665,471	$89,414	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$39,023	$—	$39,023	$—
Other long-term liabilities:
Deferred compensation plan liabilities	468,523	468,523	—	—
Total liabilities	$507,546	$468,523	$39,023	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2025:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$52,978	$52,978	$—	$—
Short-term investments:
U.S. Treasury, agency & T-bills	6,680	—	6,680	—
Municipal bonds	22,065	—	22,065	—
Corporate debt securities	43,999	—	43,999	—
Other	185	—	185	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,863	—	8,863	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	447,232	447,232	—	—
Marketable equity securities	785	785	—	—
Total assets	$604,989	$500,995	$81,792	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,097	$—	$10,097	$—
Other long-term liabilities:
Deferred compensation plan liabilities	447,232	447,232	—	—
Total liabilities	$457,329	$447,232	$10,097	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 10. Restructuring Charges
In November 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan). Total charges under the 2026 Plan are expected to be in the range of $300.0 million to $350.0 million, and consist primarily of severance costs and other one-time termination benefits. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026.
During the three and six months ended April 30, 2026, we recorded restructuring charges of $115.9 million and $234.2 million, respectively, and made payments of $44.2 million and $130.2 million, respectively, under the 2026 Plan. As of April 30, 2026, the outstanding restructuring related liabilities were $104.0 million and recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
The following table summarizes our borrowings as of April 30, 2026:

	Effective Interest Rate	Amount (in thousands)
Fixed-rate 4.550% Senior Notes due on April 1, 2027	4.840%	$1,000,000
Fixed-rate 4.650% Senior Notes due on April 1, 2028	4.850%	1,000,000
Fixed-rate 4.850% Senior Notes due on April 1, 2030	4.980%	2,000,000
Fixed-rate 5.000% Senior Notes due on April 1, 2032	5.150%	1,500,000
Fixed-rate 5.150% Senior Notes due on April 1, 2035	5.270%	2,400,000
Fixed-rate 5.700% Senior Notes due on April 1, 2055	5.800%	2,100,000
Total		10,000,000
Unamortized discount and issuance costs		(75,729)
Total Senior Notes		9,924,271
Deferred payment on settlement of interest rate treasury lock		99,526
Other borrowings		12,165
Total		$10,035,962
Reported as:
Short-term debt		$22,117
Long-term debt		10,013,845
Total		$10,035,962
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
Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $10.0 billion as of April 30, 2026. While the Senior Notes are recorded at cost, the fair value of long-term debt was determined based on observable market prices in less active markets and categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of April 30, 2026, we were in compliance with all of our covenants under the Indenture.
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
Bridge Commitment:

On January 15, 2024, we entered into a bridge commitment letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, an aggregate principal amount of $16.0 billion (the Bridge Commitment) for the purpose of financing a portion of the aggregate Cash Consideration and related fees and expenses in connection with the Ansys Merger, as well as the other transactions contemplated pursuant to the terms of the Agreement and Plan of Merger, dated as of January 15, 2024. On the Acquisition Date, we reduced the total Bridge Commitment to $0.
Term Loan:
On February 13, 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement) in connection with the financing of the Ansys Merger. On the Acquisition Date, we borrowed the full $4.3 billion available under the Term Loan Agreement to fund a portion of the Cash Consideration and to pay transaction fees, premiums and expenses related to the Ansys Merger.
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
The Term Loan Agreement contained a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of April 30, 2026, the term loans were fully paid and terminated.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of April 30, 2026, we were in compliance with the financial covenant as well as the other covenants.
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
There was no outstanding balance under the Revolving Credit Agreement as of April 30, 2026 and October 31, 2025.

Other Borrowings:
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of April 30, 2026, we had $12.2 million outstanding balance under the agreement.
The carrying amount of the short-term and long-term debt approximates the estimated fair value.
The future principal payments of debt as of April 30, 2026 are as follows:

Principal Payments
Fiscal year	(in thousands)
Remainder of fiscal 2026	$12,411
2027	1,024,820
2028	1,024,820
2029	24,820
2030	2,024,820
2031 and thereafter	6,000,000
Total	$10,111,691
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
The components of our lease expense during the period presented are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease expense (1)	$37,244	$26,063	$74,451	$51,115
Variable lease expense (2)	12,105	6,797	22,622	13,557
Total lease expense	$49,349	$32,860	$97,073	$64,672
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Six Months Ended April 30,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$69,942	$52,374
ROU assets obtained in exchange for operating lease liabilities	$70,891	$70,957
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	April 30, 2026	October 31, 2025
Weighted-average remaining lease term (in years)	6.54	6.88
Weighted-average discount rate	3.46%	3.40%

The following table represents the maturities of our future lease payments due under operating leases as of April 30, 2026:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2026	$76,968
2027	166,029
2028	152,626
2029	140,668
2030	111,140
2031 and thereafter	256,469
Total future minimum lease payments	903,900
Less: Imputed interest	97,902
Total lease liabilities	$805,998
In addition, the sublease income from facilities leased by us, due to us as of April 30, 2026 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2026	$9,558
2027	19,689
2028	20,280
2029	20,888
2030	17,867
Total	$88,282

Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	April 30, 2026	October 31, 2025
	(in thousands)
Cumulative currency translation adjustments	$(136,871)	$(137,457)
Unrealized gains (losses) on derivative instruments, net of taxes	(107,205)	(95,158)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(6)	201
Total	$(244,082)	$(232,414)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of taxes
Revenues	$1,085	$1,282	$2,275	$280
Operating expenses	(3,346)	(3,069)	(4,864)	(5,655)
Interest expense	(1,331)	(888)	(2,663)	(888)
Total	$(3,592)	$(2,675)	$(5,252)	$(6,263)
Amounts reclassified during the six months ended April 30, 2026 and 2025 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 14. Stock Repurchase Program
In fiscal 2022, our Board of Directors (the Board) approved and publicly announced a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion of our common stock. As of April 30, 2026, $1.7 billion remained available for future stock repurchases under the Program.
In March 2026, we entered into an accelerated stock repurchase agreement (the March 2026 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the March 2026 ASR, we made a prepayment of $250.0 million to receive initial deliveries of shares valued at $212.5 million. The remaining share repurchase of $37.5 million will be completed no later than June 1, 2026. Under the terms of the March 2026 ASR, the specific number of shares that we will ultimately repurchase will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.
During the three months ended April 30, 2026, we also repurchased on the open market approximately 126.7 thousand shares of our common stock pursuant to the Program, at an average price of $394.78 per share for an aggregate purchase price of $50.0 million.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Shares repurchased	640	—	640	—
Aggregate purchase price	$262,500	$—	$262,500	$—
Reissuance of treasury stock	635	528	1,268	1,034

Note 15. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Cost of products	$18,506	$23,050	$38,479	$43,527
Cost of maintenance and service	11,411	9,502	24,551	18,493
Research and development expense	110,694	109,717	233,909	212,413
Sales and marketing expense	51,150	36,700	111,717	71,650
General and administrative expense	30,542	22,754	72,371	42,103
Stock-based compensation expense before taxes	222,303	201,723	481,027	388,186
Income tax benefit	(33,768)	(32,659)	(73,068)	(62,847)
Stock-based compensation expense after taxes	$188,535	$169,064	$407,959	$325,339
During the three and six months ended April 30, 2026 and 2025, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Expected life (in years)	1.67	2.67	1.67 - 2.87	2.67 - 2.79
Risk-free interest rate	3.38%	3.90%	3.38% - 3.48%	3.90% - 4.39%
Volatility	55.12%	33.40%	44.90% - 55.12%	33.40% - 34.72%
Weighted average grant date fair value per share	$322.60	$409.94	$454.13	$458.66
As of April 30, 2026, we had $1.1 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years. As of April 30, 2026, we had $146.4 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Intrinsic value of awards exercised	$14,240	$34,479	$24,602	$54,837

Note 16. Net Income (Loss) Per Share
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

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$17,105	$349,232	$82,063	$644,915
Net loss from discontinued operations attributed to Synopsys	—	(3,900)	—	(3,900)
Net income attributed to Synopsys	$17,105	$345,332	$82,063	$641,015
Denominator:
Weighted average common shares for basic net income per share	191,464	154,927	190,513	154,666
Dilutive effect of common share equivalents from equity-based compensation	680	1,161	1,067	1,552
Weighted average common shares for diluted net income per share	192,144	156,088	191,580	156,218
Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$0.09	$2.25	$0.43	$4.17
Discontinued operations	—	(0.02)	—	(0.03)
Basic net income per share	$0.09	$2.23	$0.43	$4.14
Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$0.09	$2.24	$0.43	$4.13
Discontinued operations	—	(0.03)	—	(0.03)
Diluted net income per share	$0.09	$2.21	$0.43	$4.10
Anti-dilutive employee stock-based awards excluded	1,720	1,897	781	413
Private Placement
In December 2025, we entered into a securities purchase agreement with NVIDIA Corporation, pursuant to which we sold an aggregate of approximately 4.8 million shares of our common stock in a private placement at a price of $414.79 per share for net proceeds of $2.0 billion.
Note 17. Segment Disclosure
Segment reporting is based upon the “management approach,” i.e., how management organizes our operating segments for which separate financial information is (1) available and (2) evaluated regularly by our chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Our CODM is our CEO.
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

Information by reportable segment is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Total Segments:
Revenue	$2,275,985	$1,604,266	$4,684,783	$3,059,581
Cost of revenue and operating expenses	1,376,269	994,996	2,771,415	1,919,094
Adjusted operating income	899,716	609,270	1,913,368	1,140,487
Adjusted operating margin	40%	38%	41%	37%
Design Automation:
Revenue	$1,821,776	$1,122,235	$3,823,594	$2,142,451
Cost of revenue and operating expenses	1,032,718	663,479	2,087,004	1,279,025
Adjusted operating income	789,058	458,756	1,736,590	863,426
Adjusted operating margin	43%	41%	45%	40%
Design IP:
Revenue	$454,209	$482,031	$861,189	$917,130
Cost of revenue and operating expenses	343,551	331,517	684,411	640,069
Adjusted operating income	110,658	150,514	176,778	277,061
Adjusted operating margin	24%	31%	21%	30%
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Total segment adjusted operating income	$899,716	$609,270	$1,913,368	$1,140,487
Reconciling items:
Amortization of acquired intangible assets	(403,631)	(11,656)	(807,866)	(24,252)
Stock-based compensation expense	(222,303)	(201,723)	(481,027)	(388,186)
Restructuring charges	(115,894)	—	(234,176)	—
Acquisition/divestiture related items	(23,649)	(39,571)	(39,241)	(100,252)
Deferred compensation plan	(13,813)	20,106	(27,586)	468
Total operating income	$120,426	$376,426	$323,472	$628,265
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
United States	$974,422	$649,299	$2,070,507	$1,260,009
Europe	378,077	194,843	845,110	348,514
China	240,402	157,506	451,485	331,454
Korea	265,418	257,595	512,034	507,980
Other	417,666	345,023	805,647	611,624
Consolidated	$2,275,985	$1,604,266	$4,684,783	$3,059,581
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Interest income	$12,885	$89,890	$30,319	$125,611
Gains (losses) on assets related to deferred compensation plan	13,813	(20,106)	27,586	(468)
Foreign currency exchange gains (losses)	(1,542)	(178)	(7,369)	(115)
Loss on sale of strategic investments	—	(2,435)	—	(2,435)
Gain on sale of building	—	51,385	—	51,385
Other, net	7,058	(4,455)	20,400	(9,460)
Total	$32,214	$114,101	$70,936	$164,518
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate reflects our estimations of annual pre-tax income, the geographic mix of pre-tax income, interpretations of applicable tax laws and the potential outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in thousands)
Income before income taxes	$19,276	$396,191	$98,329	$687,308
Provision for income taxes	$2,408	$47,181	$16,745	$40,887
Effective tax rate	12.5%	11.9%	17.0%	5.9%
Our effective tax rate increased in the three and six months ended April 30, 2026, as compared to the same periods in fiscal 2025, primarily due to the reduced benefit from stock-based compensation and the foreign-derived intangible income deduction. The benefit of the capital loss on the sale of our ownership in OpenLight was included in the first quarter of 2025.
Our effective tax rate for the six months ended April 30, 2026, is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, the foreign-derived intangible income deduction, and U.S. foreign tax credits, partially offset by the effect of non-deductible stock-based compensation.

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
Legislative Developments
On July 4, 2025, President Donald J. Trump signed H.R. 1, the One Big Beautiful Bill Act (OBBB) into law. The legislation includes corporate income tax changes, including the restoration of immediate expensing for domestic research and experimental expenditures effective beginning in our fiscal 2026, resulting in a decrease to our current cash tax liabilities. Immediate expensing of research and development expenditures also results in a corresponding increase to our effective tax rate due to decreasing the foreign-derived intangible income deduction. The most significant effects began in our fiscal 2026, with certain provisions extending into fiscal 2027.
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
The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In general, the total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. Based on an evaluation of our stock repurchase and issuance activity, no excise tax liability has been recorded as of April 30, 2026.
On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5 million for our fiscal 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism effective beginning in our fiscal 2025 for the incremental tax that was paid as a result of SB-167.
The Organisation for Economic Co-operation and Development (the OECD) has model rules for a global minimum tax framework, which is a two-pillar solution to address tax challenges arising from digitalization of the economy. This two-pillar solution includes the Pillar Two Model Rules (Pillar 2), which define global minimum tax rules and imposes a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar 2, including certain new laws effective beginning of fiscal 2025. As of April 30, 2026, the impact of Pillar 2 is not material.
Note 20. Contingencies
Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. For more detail on currently pending legal proceedings, see Part II, Item 1, Legal Proceedings. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. We regularly review the status of each significant matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, we accrue a liability for the estimated loss. Legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease or be eliminated.

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
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning our short-term and long-term financial targets, expectations and objectives; our businesses, business segments, strategies, partnerships, initiatives and opportunities, including, among other things, the reallocation of resources in our Design IP segment to higher growth opportunities and planned restructuring activities; industry growth and technological trends, such as artificial intelligence (AI), including our development and planned commercialization thereof; business and market outlook; the potential impact of the uncertain macroeconomic environment and global economic conditions on our financial results; the impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes, such as export control restrictions and tariffs; the ANSYS, Inc. (Ansys) integration and its expected impact, including expected synergies and the timing thereof, our ability to create joint solutions as a combined company, and related accounting changes; planned acquisitions or divestitures, including the expected completion of the sale of the Processor IP Solutions (Processor IP) business, and their anticipated timing and impact; our key customers, customer concentration, customer engagement, customer demand and market expansion; results and strategies related to our products, technology and services, including product development and our planned product releases and capabilities; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); planned stock repurchases; our expected tax rate; and the status, expected outcome or expected impact of litigation and/or regulatory investigations. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
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
Overview
Financial Performance Summary
For the second quarter of fiscal 2026, our results reflect continued, strong execution and the resiliency of our business, including 42% revenue growth compared to the second quarter of fiscal 2025, primarily due to strength across our business and Ansys' contribution of $652.4 million in revenue, partially offset by weakness in our Design IP segment.

The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenue	$2,276.0	$1,604.3	$4,684.8	$3,059.6
Cost of revenue	$629.9	$318.3	$1,267.2	$588.3
Operating expenses	$1,525.7	$909.5	$3,094.1	$1,843.0
Operating income	$120.4	$376.4	$323.5	$628.3

Net income from continuing operations attributed to Synopsys	$17.1	$349.2	$82.1	$644.9
Net loss from discontinued operations attributed to Synopsys	$—	$(3.9)	$—	$(3.9)
Diluted net income (loss) per share attributed to Synopsys:
Continuing operations	$0.09	$2.24	$0.43	$4.13
Discontinued operations	$—	$(0.03)	$—	$(0.03)
Financial performance summary for the three months ended April 30, 2026 compared to the same period of fiscal 2025:
•Revenues were $2.3 billion, an increase of $671.7 million or 42%, which includes revenues from Ansys of $652.4 million. The remaining growth came organically due to strength across our business, partially offset by weakness in our Design IP segment.
•Total cost of revenue and operating expenses was $2.2 billion, an increase of $927.8 million or 76%, reflecting $394.2 million of amortization expense related to intangible assets acquired from the acquisition of Ansys (the Ansys Merger), as well as an increase of $244.5 million in employee-related costs primarily due to the headcount increases as a result of the Ansys Merger.
Financial performance summary for the six months ended April 30, 2026 compared to the same period of fiscal 2025:
•Revenues were $4.7 billion, an increase of $1.6 billion or 53%, which includes revenues from Ansys of $1.5 billion. The remaining growth came organically due to strength across our business, partially offset by weakness in our Design IP segment.
•Total cost of revenue and operating expenses was $4.4 billion, an increase of $1.9 billion or 79%, reflecting $788.3 million of amortization expense related to intangible assets acquired from the Ansys Merger, as well as an increase of $594.7 million in employee-related costs primarily due to the headcount increases as a result of the Ansys Merger.
Business Summary
Synopsys delivers industry-leading silicon design, IP, simulation and analysis (S&A) solutions and design services. We partner closely with our customers across a wide range of industries to maximize their R&D capability and productivity, powering innovation today that ignites the ingenuity of tomorrow. For more information about our business segments and product groups, see Part I, Item 1, Business in our Annual Report.
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
See Part II, Item 1A, Risk Factors for more on risks related to the Ansys Merger.
Impact of the Current Macroeconomic Environment
The current macroeconomic environment reflects the effects of, among other things, changes in U.S. and global trade policy, including the tariffs enacted beginning in 2025 by the U.S. and other governments and subsequent tariff and trade policy revisions, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures and instability, and fluctuations in foreign exchange rates. This uncertain macroeconomic environment has resulted in increased volatility in global markets. While we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have experienced more modest growth. The current uncertain macroeconomic environment has led some of our customers to postpone their decision making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us.
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
Impact of Global Trade Policy and the Current Geopolitical Environment
We are actively monitoring changes to global trade policy, such as changes to U.S. Export Regulations (as defined below) and developments related to the tariffs enacted by the U.S. government. Beginning in fiscal 2025, the U.S. government has imposed a number of new and higher U.S. tariffs on imports from countries around the world. Certain countries responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. There may be additional changes to tariffs or new tariffs and other aspects of global trade policy in fiscal 2026 in the U.S. and other countries due to global trade negotiations and other factors. These changes in global trade policy have not had a material impact on our business, operating results or financial condition to date.

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

We are also monitoring other geopolitical pressures around the world, including, among others, changes in China-Taiwan and U.S.-China relations, the conflicts in Ukraine and the Middle East and other regional or global military conflicts or instability. Any significant disruption caused by these or other geopolitical pressures or conflicts could materially affect our employees, business, operating results, financial condition or customers in those regions of the world. For example, Synopsys has employees, operations, customers and strategic partners in the Middle East. While we are actively monitoring the ongoing conflicts, they have not had a material impact on our business, operating results or financial condition to date.
See Part II, Item 1A, Risk Factors for further discussion of the impact of global economic and geopolitical uncertainty on our business, operations and financial condition.
Business Segments
Design Automation. This segment includes our advanced silicon design, verification products and services, and Ansys products, and system integration products and services. This segment also includes digital, custom and field programmable gate array (FPGA) integrated circuit (IC) design software, verification software and hardware products, and manufacturing software products. Designers use our electronic design automation (EDA) products to accelerate and automate the chip design process, reduce errors and enable more powerful and robust designs, with improved productivity for faster time to market. Engineers use our S&A solutions to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and computational fluid dynamics (CFD).

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
We believe the critical accounting policies that reflect more significant judgments and estimates used in the preparation of our consolidated financial statements regarding critical accounting estimates are Revenue Recognition and Business Combinations. There have been no material changes in our critical accounting estimates during the six months ended April 30, 2026 since our Annual Report for fiscal 2025.

Results of Operations
Our results of operations for the three and six months ended April 30, 2026 reflect the inclusion of Ansys' results of operations. As discussed above, we completed the Ansys Merger on July 17, 2025 and therefore our results of operations for the three and six months ended April 30, 2025 do not include Ansys' results of operations for such time periods, impacting the period comparisons discussed below.
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
•S&A solutions allow engineers to virtually test and optimize designs across various physics domains, such as structural analysis, thermal analysis, and CFD. S&A software solutions are offered as subscription solutions and also as perpetual licenses. Software subscription arrangements include bundles of time-based software licenses with support services, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. In such subscription arrangements, the updates to time-based software licenses are not considered integral to maintaining the utility of the software. We consider the license and support services as separate performance obligations. In these instances, we allocate the total consideration received for the revenue arrangement to the separate performance obligations based on the standalone selling prices of the time-based software license and support service. The time-based software license revenue is presented as upfront products revenue, recognized at a point of time upon the later of the delivery date or the beginning of the license period, and the revenue related to the support service is presented as maintenance and service revenue and is recognized over the term of the arrangement. Perpetual license arrangements typically include a perpetual license sold with support services, which includes a stand-ready obligation to provide technical support and software updates over the support term. We allocate the total consideration received for the bundled perpetual and support service arrangements based on the standalone selling prices of the perpetual license and support service. Revenue from perpetual licenses is presented as upfront product revenue and is recognized at a point in time upon the later of the delivery date or the beginning of the license period. Revenue from support service is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the support service performance obligation. For our reseller business, we evaluate whether we are the principal or agent for reporting purposes. Beginning in the second quarter of fiscal 2026, we have enhanced our channel partner arrangements to improve oversight and pricing visibility. Specifically, we now have visibility into end-customer pricing, improved delivery control over key distributors, and are able to provide routine maintenance to the end customers. As a result, we report our revenue from reseller arrangements on a gross basis beginning in the second quarter of fiscal 2026.
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
Total Revenue

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$1,821.8	$1,122.3	$699.5	62%
Design IP	454.2	482.0	(27.8)	(6)%
Total	$2,276.0	$1,604.3	$671.7	42%
Six months ended
Design Automation	$3,823.6	$2,142.5	$1,681.1	78%
Design IP	861.2	917.1	(55.9)	(6)%
Total	$4,684.8	$3,059.6	$1,625.2	53%
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
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were $11.0 billion as of April 30, 2026, which includes $1.8 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 49% of the backlog as of April 30, 2026, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and six months ended April 30, 2026, including our contract balances as of such date, see Note 5. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily due to Ansys' contribution of $652.4 million and $1.5 billion in revenue, respectively, for the three and six months ended April 30, 2026, including a $12.5 million increase due to the accounting change in Ansys' channel partner business, and strength across our business, partially offset by weakness in our Design IP segment.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Time-Based Products Revenue

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$945.6	$828.3	$117.3	14%
Percentage of total revenue	42%	52%
Six months ended	$1,897.2	$1,656.6	$240.6	15%
Percentage of total revenue	41%	54%
The increase in time-based products revenue for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily attributable to Ansys' contribution of $78.7 million and $157.1 million in time-based products revenue, respectively for the three and six months ended April 30, 2026, and an increase in TSL license revenue from arrangements booked in prior periods.
Upfront Products Revenue

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$546.3	$510.7	$35.6	7%
Percentage of total revenue	24%	32%
Six months ended	$1,287.8	$878.8	$409.0	47%
Percentage of total revenue	27%	29%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily due to Ansys' contribution of $149.3 million and $532.3 million, respectively for the three and six months ended April 30, 2026 in upfront products revenue, partially offset by a decrease in license revenue due to timing of customer requirements for IP products and the Optical Solutions Group divestiture.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP, hardware and S&A product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.

Maintenance and Service Revenue

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$539.9	$117.8	$422.1	358%
Professional service and other revenue	244.2	147.4	96.8	66%
Total	$784.1	$265.2	$518.9	196%
Percentage of total revenue	34%	16%
Six months ended
Maintenance revenue	$1,077.6	$235.0	$842.6	359%
Professional service and other revenue	422.2	289.2	133.0	46%
Total	$1,499.8	$524.2	$975.6	186%
Percentage of total revenue	32%	17%
The increase in maintenance revenue for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily due to an increase in the volume of arrangements that include maintenance largely due to Ansys' contribution of $402.9 million and $807.3 million in maintenance revenue, respectively, for the three and six months ended April 30, 2026.
The increase in professional service and other revenue for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily due to Ansys' contribution of $21.5 million and $41.3 million in professional service and other revenue, respectively, for the three and six months ended April 30, 2026 and the timing of IP customization projects.
Cost of Revenue

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$232.9	$216.2	$16.7	8%
Cost of maintenance and service revenue	148.6	94.4	54.2	57%
Amortization of acquired intangible assets	248.4	7.7	240.7	3,126%
Total	$629.9	$318.3	$311.6	98%
Percentage of total revenue	28%	20%
Six months ended
Cost of products revenue	$475.3	$385.0	$90.3	23%
Cost of maintenance and service revenue	295.3	187.0	108.3	58%
Amortization of acquired intangible assets	496.6	16.3	480.3	2,947%
Total	$1,267.2	$588.3	$678.9	115%
Percentage of total revenue	27%	19%
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
The increase in costs of products revenue and costs of maintenance and service revenue for the three months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases in employee-related costs as a result of headcount increases from the Ansys Merger, which contributed $25.9 million, $16.1 million in costs to fulfill IP consulting arrangements, and $10.2 million in IT and facility costs. The increase in amortization of acquired intangible assets for the three months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to an increase of $242.3 million in connection with the Ansys Merger.
The increase in costs of products revenue and costs of maintenance and service revenue for the six months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases in employee-related costs as a result of headcount increases from the Ansys Merger, which contributed $54.6 million, $31.0 million in costs to fulfill IP consulting arrangements, $22.3 million in IT and facility costs and $22.3 million in hardware-related costs including inventory provisions. The increase in amortization of acquired intangible assets for the six months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to an increase of $484.4 million in connection with the Ansys Merger.
Operating Expenses
Research and Development

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$700.1	$554.0	$146.1	26%
Percentage of total revenue	31%	35%
Six months ended	$1,415.1	$1,107.2	$307.9	28%
Percentage of total revenue	30%	36%
The increase in research and development expenses for the three months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $116.2 million in employee-related costs due to headcount increases from the Ansys Merger, $36.7 million in IT and facility costs, and $20.5 million in the change in the fair value of our executive deferred compensation plan assets, partially offset by a decrease in employee-related costs due to headcount decreases as a result of the 2026 Plan (as defined in Restructuring Charges below).
The increase in research and development expenses for the six months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $243.2 million in employee-related costs due to headcount increases from the Ansys Merger, $74.3 million in IT and facility costs and $15.8 million in the change in the fair value of our executive deferred compensation plan assets, partially offset by a decrease in employee-related costs due to headcount decreases as a result of the 2026 Plan.
Sales and Marketing

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$382.0	$215.0	$167.0	78%
Percentage of total revenue	17%	13%
Six months ended	$778.4	$424.2	$354.2	83%
Percentage of total revenue	17%	14%
The increase in sales and marketing expenses for the three months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $123.8 million in employee-related costs due to headcount increases from the Ansys Merger, $19.5 million in IT and facility costs and $7.3 million in the change in the fair value of our executive deferred compensation plan assets, partially offset by a decrease in employee-related costs due to headcount decreases as a result of the 2026 Plan.

The increase in sales and marketing expenses for the six months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $267.6 million in employee-related costs due to headcount increases from the Ansys Merger, $38.9 million in IT and facility costs and $6.9 million in the change in the fair value of our executive deferred compensation plan assets, offset in part by a decrease in employee-related costs due to headcount decreases as a result of the 2026 Plan.
General and Administrative

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$172.4	$136.5	$35.9	26%
Percentage of total revenue	8%	9%
Six months ended	$355.2	$303.6	$51.6	17%
Percentage of total revenue	8%	10%
The increase in general and administrative expenses for the three months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $23.6 million in employee-related costs due to headcount increases from the Ansys Merger, $4.3 million in the change in the fair value of our executive deferred compensation plan assets, $3.9 million in depreciation and maintenance expense and $2.2 million in IT and facility costs, partially offset by a decrease of $12.0 million in consulting and other professional fees.
The increase in general and administrative expenses for the six months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $63.3 million in employee-related costs due to headcount increases from the Ansys Merger, $7.3 million in depreciation and maintenance expense and $4.2 million in IT and facility costs, partially offset by a decrease of $54.0 million in consulting and other professional fees.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	155.3	4.0	151.3	3,783%
Percentage of total revenue	7%	—%
Six months ended	311.3	8.0	303.3	3,791%
Percentage of total revenue	7%	—%
The increase in amortization of acquired intangible assets for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily due to amortization expense related to intangible assets acquired from the Ansys Merger. See Note 6. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a schedule of future amortization amounts.
Restructuring Charges
In November 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan). Total charges under the 2026 Plan are expected to be in the range of $300.0 million to $350.0 million, and consist primarily of severance costs and other one-time termination benefits. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026. We recorded restructuring charges of $115.9 million and $234.2 million for the three and six months ended April 30, 2026, respectively. See Note 10. Restructuring Charges of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Interest Expense

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$(133.4)	$(94.3)	$(39.1)	41%
Percentage of total revenue	(6)%	(6)%
Six months ended	$(296.1)	$(105.5)	$(190.6)	181%
Percentage of total revenue	(6)%	(3)%
The increase in interest expense for the three months ended April 30, 2026 as compared to the same period in fiscal 2025 was primarily due to interest on the Senior Notes issued in the second quarter of fiscal 2025 in connection with the Ansys Merger.
The increase in interest expense for the six months ended April 30, 2026 as compared to the same period in fiscal 2025 was primarily due to interest on the Senior Notes issued in the second quarter of fiscal 2025 and the borrowing under the Term Loan Agreement in the third quarter of fiscal 2025 in connection with the Ansys Merger. See Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further detail on our debt obligations.
Other Income (Expense), Net

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$12.9	$89.9	$(77.0)	(86)%
Gains (losses) on assets related to deferred compensation plan	13.8	(20.1)	33.9	(169)%
Foreign currency exchange losses	(1.5)	(0.2)	(1.3)	650%
Loss on sale of strategic investments	—	(2.4)	2.4	(100)%
Gain on sale of building	—	51.4	(51.4)	(100)%
Other, net	7.0	(4.5)	11.5	(256)%
Total	$32.2	$114.1	$(81.9)	(72)%
Six months ended
Interest income	$30.3	$125.6	$(95.3)	(76)%
Gains (losses) on assets related to deferred compensation plan	27.6	(0.5)	28.1	(5,620)%
Foreign currency exchange losses	(7.4)	(0.1)	(7.3)	7,300%
Loss on sale of strategic investments	—	(2.4)	2.4	(100)%
Gain on sale of building	—	51.4	(51.4)	(100)%
Other, net	20.4	(9.5)	29.9	(315)%
Total	$70.9	$164.5	$(93.6)	(57)%
The decrease in other income (expense), net for the three and six months ended April 30, 2026 as compared to the same periods in fiscal 2025 was primarily due to the gain recognized from the sale of an office building for the three and six months ended April 30, 2025, lower interest income as a result of lower average cash balances, partially offset by an increase in the change in fair value of our executive deferred compensation plan assets.
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

Design Automation Segment

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$789.1	$458.8	$330.3	72%
Adjusted operating margin	43%	41%	2%	5%
Six months ended
Adjusted operating income	$1,736.6	$863.4	$873.2	101%
Adjusted operating margin	45%	40%	5%	13%
The increase in adjusted operating income for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily due to an increase in revenue from arrangements booked in prior periods.
Design IP Segment

	April 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$110.7	$150.5	$(39.8)	(26)%
Adjusted operating margin	24%	31%	(7)%	(23)%
Six months ended
Adjusted operating income	$176.8	$277.1	$(100.3)	(36)%
Adjusted operating margin	21%	30%	(9)%	(30)%
The decrease in adjusted operating income for the three and six months ended April 30, 2026 compared to the same periods in fiscal 2025 was primarily due to lower revenue as we continue to reallocate resources to the highest growth opportunities.
Income Taxes
Our effective tax rate increased in the three and six months ended April 30, 2026, as compared to the same periods in fiscal 2025, primarily due to the reduced benefit from stock-based compensation and foreign-derived intangible income deduction. The capital loss on the sale of our ownership in OpenLight was included in the first quarter of 2025.
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit facility.
As of April 30, 2026, we held $2.5 billion in cash, cash equivalents and short-term investments. We also held $4.3 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government and municipal obligations, and investment-grade available-for-sale debt with an overall weighted-average credit rating of approximately AA.
As of April 30, 2026, approximately $1.5 billion of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.

Our debt and liquidity needs increased as a result of completing the Ansys Merger. We funded the cash consideration in the Ansys Merger (the Cash Consideration) from the issuance of the Senior Notes and the borrowings under the Term Loan Agreement. See Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
During the second quarter of fiscal 2025, we entered into a deferred payment agreement to defer the cash settlement of the 2025 Rate Lock Agreements over a period of 5.5 years. As of April 30, 2026, we had $99.5 million outstanding balance under the deferred payment agreement related to the 2025 Rate Lock agreements. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
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
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the six months ended April 30, 2026.
Cash Flows

	Six Months Ended April 30,
	2026	2025	$ Change
	(dollars in millions)
Cash provided by operating activities	$1,485.8	$207.9	$1,277.9
Cash provided by (used in) investing activities	$(89.4)	$54.0	$(143.4)
Cash provided by (used in) financing activities	$(1,864.1)	$9,954.6	$(11,818.7)
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
The increase in net cash provided by operating activities for the six months ended April 30, 2026 compared to the same period in fiscal 2025 was primarily due to contributions from Ansys, organic growth in our business (excluding Ansys), higher accounts receivable collections, and the non-recurring unrealized loss from settlement of the interest rate treasury lock of $121.6 million in the second quarter of fiscal 2025, partially offset by higher disbursements for operations, including vendor and tax payments, and lower net income of $560.9 million.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $89.4 million for the six months ended April 30, 2026 compared to net cash provided by investing activities of $54.0 million for the same period in fiscal 2025. The increase in cash used in investing activities was driven by net cash proceeds from the sale of an office building of $74.3 million in the second quarter of fiscal year 2025, proceeds of $70.1 million from the deferred consideration and final working capital adjustment payment received in connection with the Software Integrity Divestiture in the first half of fiscal 2025, and lower cash inflows of $6.4 million from the net proceeds from the purchases, sales and maturities of investments, partially offset by a decrease in the purchases of property and equipment of $6.8 million.
Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.9 billion for the six months ended April 30, 2026 compared to net cash provided by financing activities of $10.0 billion for the same period in fiscal 2025. In the first half of fiscal 2026, the cash used in financing activities consisted of the repayment of the remaining $3.5 billion of the Term Loans, purchases of treasury stock of $262.5 million and purchase of equity forward contract of $37.5 million in the second quarter of fiscal 2026, partially offset by net proceeds of $2.0 billion from the sale of our common stock pursuant to a securities purchase agreement with NVIDIA Corporation in the first quarter of fiscal 2026. In the first half of fiscal 2025, the cash provided by financing activities was primarily driven by the non-recurring net cash proceeds of $10.0 billion from our debt issuance.
Bridge Commitment Letter, Term Loan, Revolving Credit Facilities and Senior Notes
In January 2024, we entered into a bridge commitment letter with certain financial institutions that committed to provide, subject to the satisfaction of customary closing conditions, an aggregate principal amount of $16.0 billion (the Bridge Commitment) for the purpose of financing a portion of the aggregate Cash Consideration and related fees and expenses in the Ansys Merger, as well as the other transactions contemplated by the Merger Agreement. On the Acquisition Date, we reduced the total Bridge Commitment to $0.
In February 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement) in connection with the financing of the Ansys Merger. In July 2025, we borrowed the full $4.3 billion available under the Term Loan Agreement to fund a portion of the Cash Consideration and to pay transaction fees, premiums and expenses related to the Ansys Merger. The Term Loan Agreement contains a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of April 30, 2026, the term loans were fully paid and terminated.
In March 2025, we issued $10.0 billion in aggregate principal amount of senior notes (the Senior Notes) with net proceeds of approximately $9.9 billion. The net proceeds of the Senior Notes were used to fund a portion of the Cash Consideration and to pay related transaction fees and expenses in the Ansys Merger. Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $10.0 billion as of April 30, 2026.
In February 2024, we entered into a Sixth Amendment Agreement, which amended and restated our previous revolving credit agreement, dated as of December 14, 2022 (as amended and restated, the Revolving Credit Agreement). The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option. The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of April 30, 2026, there was no outstanding balance under the Revolving Credit Agreement, and we were in compliance with all covenants thereunder.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. As of April 30, 2026, we had $12.2 million outstanding balance under the agreement.
For additional information, see Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Stock Repurchase Program
In fiscal 2022, our Board of Directors (the Board) approved and publicly announced a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion of our common stock. As of April 30, 2026, $1.7 billion remained available for future stock repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
In March 2026, we entered into an accelerated stock repurchase agreement (the March 2026 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the March 2026 ASR, we made a prepayment of $250.0 million to receive initial deliveries of shares valued at $212.5 million. The remaining share repurchase of $37.5 million will be completed no later than June 1, 2026. Under the terms of the March 2026 ASR, the specific number of shares that we will ultimately repurchase will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.

During the three months ended April 30, 2026, we also repurchased on the open market approximately 126.7 thousand shares of our common stock pursuant to the Program, at an average price of $394.78 per share for an aggregate purchase price of $50.0 million.
The IR Act was enacted in the United States on August 16, 2022. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. As of April 30, 2026, this has not had any impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this Quarterly Report regarding borrowings under our Term Loan Agreement and Revolving Credit Agreement.
As of April 30, 2026, our exposure to market risk had not changed materially since October 31, 2025.
As of April 30, 2026, we had approximately $9.9 billion of Senior Notes, net of unamortized discount and issuance costs, outstanding. The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of April 30, 2026, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Regardless of how well designed and operated, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our compliance programs and compliance training for employees may not prevent our employees or contractors from breaching or circumventing our policies or violating applicable laws and regulations. Our CEO and CFO have concluded that, as of April 30, 2026, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
(b)Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, Synopsys' internal control over financial reporting. We are currently in the process of integrating the Ansys operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. On October 31, 2025, a shareholder class action complaint was filed in the United States District Court for the Northern District of California captioned Kim v. Synopsys, Inc., et al. (Case No. 25-cv-09410) against us and certain of our officers (the Kim Action). The complaint brings claims under Sections 10(b) and 20(a) of the Exchange Act, and alleges that certain material misstatements or omissions related to the performance of our Design IP segment were made in violation of federal securities laws. On November 25, 2025, a shareholder class action complaint was filed in the same court captioned New England Teamsters Pension Fund v. Synopsys, Inc., et al. (Case No. 25-cv-10201) against us and certain of our directors and officers (the New England Teamsters Action). The complaint raises similar allegations to the Kim Action but also brings claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the Securities Act) on behalf of stockholders who received our stock in exchange for their shares of common stock of Ansys as part of the Ansys Merger. On December 30, 2025, a shareholder class action was filed in the same court captioned City of Sterling Heights Police & Fire Retirement System v. Synopsys, Inc., et al. (Case No. 5:25-cv-11059) against us and certain of our directors and officers (the City of Sterling Heights Action and together with the Kim Action and New England Teamsters Action, the Class Actions). The complaint raises similar allegations to the Kim Action and the New England Teamsters Action and brings claims under Sections 11, 12(a)(2), and 15 of the Securities Act on behalf of stockholders who received our stock in exchange for their shares of common stock of Ansys as part of the Ansys Merger. The plaintiffs in the Class Actions are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees and expert fees.
In addition, on December 22, 2025, a shareholder derivative action was filed in the United States District Court for the Northern District of California captioned Brian Taylor v. Aart De Geus, et al. (Case No. 5:25-cv-10878) against certain of our directors and officers (the Taylor Action). The complaint raises similar allegations to the Class Actions and brings claims of breach of fiduciary duty against certain of our directors and officers, gross mismanagement, waste of corporate assets, unjust enrichment against certain of our officers, and a violation of Section 14(a) of the Exchange Act against certain of our directors. On February 24, 2026, a shareholder derivative action was filed in the same court captioned Marc Podems v. Sassine Ghazi, et al. (Case No. 5:26-cv-01607) against certain of our directors and officers (the Podems Action). The complaint raises similar allegations to the Class Actions and the Taylor Action and brings claims of breach of fiduciary duty against certain of our directors and officers and also brings claims under Section 14(a) of the Exchange Act against certain of our directors. On March 5, 2026, a shareholder derivative action was filed in the same court captioned Phillip Brooks v. Sassine Ghazi, et al. (Case No. 3:26-cv-01944) against certain of our directors and officers (the Brooks Action and together with the Taylor Action and Podems Action, the Derivative Actions). The complaint raises similar allegations to the Class Actions, the Taylor Action, and the Podems Action and brings claims against certain of our directors and officers under Section 14(a) of the Exchange Act and also claims of breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The plaintiffs in the Derivative Actions are seeking unspecified monetary damages, equitable relief, restitution, unjust enrichment, and an award of costs and expenses, including reasonable attorneys’ fees and expert fees.
The parties have stipulated that the Class Actions are related cases, and the Derivative Actions have been stayed pending resolution of any motion to dismiss that will be filed in the related Class Actions. The parties have stipulated to consolidate the Derivative Actions, forming the action captioned In re Synopsys, Inc. Stockholder Derivative Litigation (Case No. 5:26-cv-10878). We believe these claims are without merit, and we intend to defend the matters vigorously. However, the ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors. As we are unable to determine at this time whether any loss ultimately will occur or to estimate the range of such loss, no amount of loss has been accrued by us in our financial statements as of and for the three and six months ended April 30, 2026.
We regularly review the status of each significant matter and assess the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, we accrue a liability for the estimated loss. Legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease or be eliminated.

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
The current macroeconomic environment reflects the effects of, among other things, changes in U.S. and global trade policy, including the tariffs enacted beginning in 2025 by the U.S. and other governments and subsequent tariff and trade policy revisions, sustained global inflationary pressures and elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures and instability, and fluctuations in foreign exchange rates. This uncertain macroeconomic environment has resulted in volatility in credit, equity and foreign currency markets and has led some of our customers to postpone their decision making, delay their drawdowns under non-cancellable commitments, decrease their spending and/or delay their payments to us. Such caution by customers has, among other things, limited our ability to maintain or increase our sales or recognize revenue from committed contracts.
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
The growth of the EDA industry as a whole and our sales in our Design Automation and Design IP segments are primarily dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoCs, ICs, electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. If growth in the semiconductor and electronics industries or certain sectors within these industries slows or stalls, including, among other things, due to the factors creating an uncertain macroeconomic environment as discussed above, then demand for our products and services could decrease and our business, operating results and financial condition could be adversely affected. For example, while we have seen continued strength in the artificial intelligence and high-performance computing sectors, certain industries such as industrial, automotive and consumer electronics have experienced more modest growth, which has affected our business and operating results.
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
Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. The adoption of AI technologies has brought new demands and also challenges in terms of disruption to both our business models and existing technology offerings. For example, in response to recent market trends and the underperformance of our Design IP segment, we are in the process of reallocating resources in our IP business to certain higher growth opportunities. Our efforts in reallocating these resources and developing these new technology solutions may not succeed or generate expected returns, which may result in an adverse impact on our business and financial results. Semiconductor device functionality requirements continually increase while feature widths decrease, which substantially increases the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor or displacement of their purchases by internal development. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
We compete principally on the basis of technology, product quality and features, license or usage terms, post-contract customer support, interoperability among products, and price and payment terms. Specifically, we believe the following competitive factors affect our success:
•Our ability to anticipate and lead critical development cycles and technological shifts, innovate rapidly and efficiently, improve our existing software and hardware products, and successfully develop or acquire new products;
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
Any failure to comply with the U.S. Export Regulations or other U.S. or non-U.S. export, sanctions, or similar trade requirements (collectively, the Trade Restrictions) could subject us to substantial civil and criminal penalties, including fines and the possible loss of the ability to engage in exporting and other international transactions. Due to the nature of our business and technology, governmental agencies from time to time review certain transactions for compliance with applicable Trade Restrictions. For example, we have received administrative subpoenas from the BIS requesting production of information and documentation relating to transactions with certain Chinese entities.
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
A number of business combinations and strategic partnerships among our customers have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on products and services. Further, we depend on a relatively small number of large customers for a large portion of our revenues. For example, challenges with a major foundry customer negatively impacted our financial results for fiscal year 2025. Consolidation among our customers, particularly our large customers, could also reduce demand for our products and services if customers streamline research and development or operations, or reduce or delay purchasing decisions. Our customers operate in highly competitive industries due to, among other factors, continued pressure from current and new competitors and technological change in their industries. Failure by our customers to successfully manage these competitive factors could adversely affect their business, operating results and financial condition, which could result in reduced spending on our products or services. Reduced customer spending or the loss of customers, particularly our large customers, could adversely affect our business, operating results and financial condition.
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
•Difficulties in adapting to cultural differences in the conduct of business, which may include business practices prohibited by the Foreign Corrupt Practices Act or other anti-corruption laws; and
•Financial risks such as longer payment cycles, changes in currency exchange rates and difficulty in collecting accounts receivable.
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
Our global operations are subject to numerous U.S. and foreign laws and regulations such as those related to anti-corruption, tax, corporate governance, imports and exports, government contracts, economic sanctions, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. For example, we contract with governmental entities and customers operating in heavily regulated industries, which subjects us to complex and evolving contractual and regulatory requirements, including broad audit and investigation rights and routine compliance audits. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Any violation of these laws, regulations and requirements could subject us to, among other things, investigations, fines, enforcement actions, disgorgement of profits, damages, civil and criminal penalties, or injunctions, and may result in our inability to conduct business in one or more countries. Furthermore, any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
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
•Product competition in the semiconductor, electronics or S&A-targeted industries;
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
•Variability in the timing of IP drawdowns, which can be difficult to predict; and
•Expenses related to our acquisition and integration of businesses and technologies, including those related to the Ansys Merger.
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
Our stock price has been, and may continue to be, volatile, which may make it more difficult for our stockholders to sell their shares at a time or a price that is favorable to them. Such volatility has attracted, and may in the future attract, securities litigation and activist stockholders seeking to influence our company. Responding to such activities may be costly, time-consuming and could divert management’s attention, further contributing to volatility in our stock price and adversely impacting stockholder value.
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
We have also divested and may in the future divest certain product lines or technologies that no longer fit our long-term strategies, including, for example, the pending divestiture of our Processor IP business. Divestitures may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines or technologies. Additionally, if we sell or otherwise dispose of certain product lines or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all. Further, whether such divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including disrupting our regular operations, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
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
Industry incidences of cyberattacks and other cybersecurity breaches have increased and are likely to continue to increase, and we have had and may in the future experience incidents involving third-party software solutions and third-party vendors. We are using an increasing number of third-party software solutions, including cloud-based solutions, which increase potential threat vectors, such as by exploitation of misconfigurations or vulnerabilities. We also use third-party vendors that provide software or hardware, have access to our network, and/or store sensitive data, and these third parties are subject to their own cybersecurity threats. Our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards. Despite these measures, there is no guarantee that a compromise of our third-party vendors will not occur and in turn result in a compromise of our own IT systems or data. In addition, if we select a vendor that uses cloud storage as part of their service or product offerings, or if we are selected as a vendor for our cloud-based solutions, our proprietary information could be misappropriated by third parties despite our attempts to validate the security of such services. Many of our employees work remotely, which magnifies the importance of maintaining the integrity of our remote access security measures. We also periodically acquire new businesses with less mature security programs, and it takes significant time, effort and expense to align security practices to meet our information security policies, procedures and controls. During this time, we may also experience increased incidences of cyberattacks or other security breaches.
The techniques used to obtain unauthorized access to networks or to sabotage systems of companies such as ours change frequently, increasingly leverage technologies such as AI, and generally are not recognized until launched against a target. We may be unable to anticipate these emerging techniques, react in a timely manner, or implement adequate preventative measures, or we may not have sufficient logging available to fully investigate the incident. Our security measures vary in maturity across the business and may be and have been circumvented. For example, we have identified instances where employees have used non-approved applications for business purposes, some of which do not meet our security standards. In addition, we have discovered unauthorized third-party access to our and our customers' proprietary information in various incidents by cybercriminals suspected of being financially motivated and/or state-sponsored actors. We believe these incidents are contained, and where appropriate we have informed affected customers, federal law enforcement, and applicable regulatory agencies.
Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business and our ability to sell our products and services.
Our software products and hosted solutions are also targeted by hackers and may be compromised by, among other things, phishing, exploits of our code or our system configurations, malicious code such as viruses and worms, distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware and other malware. We leverage many security best practices throughout the software development lifecycle, but our security development practices vary in maturity across the business and may not be effective against all cybersecurity threats. Furthermore, due to geopolitical incidents, including regional military conflicts, state-supported and geopolitical-related cybersecurity incidents against companies such as ours have increased. Attacks on our products could potentially disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information or cause other destructive outcomes.
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
From time to time, we may need to commence litigation or other legal proceedings in order to assert claims of infringement of our intellectual property, defend our products from piracy, protect our trade secrets or know-how, or determine the enforceability, scope and validity of the proprietary rights of others. Intellectual property litigation is lengthy, expensive and uncertain. Legal fees related to such litigation will increase our operating expenses and may reduce our net income.
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
•Potential reductions in overall margins, as the gross margin for our hardware products, is typically lower than that of our software products and may be subject to certain trade regulation, including tariffs;
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
We have incurred a substantial amount of debt in connection with the Ansys Merger, including the Senior Notes. Accordingly, as of April 30, 2026, we had approximately $10.0 billion of total debt.
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
We and our directors and officers are subject to litigation proceedings that are expensive and could divert management attention and harm our business.
We and our directors and officers are subject to legal claims or regulatory matters involving stockholder, consumer, employment, customer, supplier, competition and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and operating results could be materially harmed.
For example, as previously disclosed, we and our directors and officers have been named as defendants in securities class action complaints. The stock market in general, and Nasdaq and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. See “Our operating results may fluctuate in the future, which may adversely affect our stock price” for more information.

In addition, certain of our directors and officers may be involved in ongoing securities or other lawsuits, including in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation, including the cost to defend against, and any potential adverse outcome resulting from any such proceeding, can be expensive, time-consuming, damage our reputation and divert our management’s and directors' attention from other business concerns, which could seriously harm our business. As noted above, in 2025 and 2026, shareholder class action complaints were filed against Synopsys and certain of our current directors and officers. The complaints allege, among other matters, that certain material misstatements or omissions related to the performance of our Design IP segment were made in violation of federal securities laws. There is no guarantee that we will be successful in our efforts to defend against these complaints. Further information regarding certain of these matters is contained in Part II, Item 1, Legal Proceedings of this Quarterly Report.
General Risks
Catastrophic events and the effects of climate change, pandemics or other unexpected events may disrupt our business and harm our operating results.
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events and the effects of climate change, pandemics or other unexpected events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, extreme temperatures, drought, flood, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic, or other catastrophic or climate change-related events could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases, such as the government-imposed restrictions that curtailed global economic activity and caused substantial volatility in global financial markets during the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults and sites of recent wildfires, which may become more frequent, along with other extreme weather events, due to climate change. A catastrophic event or other extreme weather event that results in the destruction or disruption of our data centers or of third-party data centers that we rely on, or of our critical business or IT systems, would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
In March 2026, we entered into an accelerated stock repurchase agreement (the March 2026 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the March 2026 ASR, we made a prepayment of $250.0 million to receive initial deliveries of shares valued at $212.5 million. The remaining share repurchase of $37.5 million will be completed no later than June 1, 2026.
During the three months ended April 30, 2026, we also repurchased on the open market approximately 126.7 thousand shares of our common stock pursuant to the Program, at an average price of $394.78 per share for an aggregate purchase price of $50.0 million.
The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the programs(2)
Month #1
February 1, 2026 through February 28, 2026	—	$—	—	$2,000,000,000
Month #2
March 1, 2026 through March 31, 2026	605,380	$411.02	605,380	$1,713,677,459
Month #3
April 1, 2026 through April 30, 2026	34,560	$395.76	34,560	$1,700,000,097
Total	639,940	$410.19	639,940	$1,700,000,097
(1) Amounts are calculated based on the settlement date.
(2) In fiscal 2022, Our Board of Directors (the Board) approved and publicly announced a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion of our common stock. As of April 30, 2026, $1.7 billion remained available for future repurchases under the Program.
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

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	3/25/2024
10.1*	Amended and Restated Equity Incentive Plan	8-K	000-19807	10.1	4/20/2026
10.2*	Form of Restricted Stock Unit Grant Notice and Award Agreement under Amended and Restated Equity Incentive Plan					X
10.3*	Form of Non-Employee Director Restricted Stock Grant Notice and Award Agreement under Amended and Restated Equity Incentive Plan					X
10.4*	Non-Employee Director Compensation Policy					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1+
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended April 30, 2026 and April 30, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended April 30, 2026 and April 30, 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity at April 30, 2026 and April 30, 2025, (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2026 and April 30, 2025 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: May 27, 2026	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)