Form 10-Q
period 2026-07-31
SYNOPSYS INC
filed 2026-08-26
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 24, 2026, there were 191,636,646 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value amounts)

	July 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,606,286	$2,888,030
Short-term investments	1,383	72,929
Total cash, cash equivalents and short-term investments	3,607,669	2,960,959
Accounts receivable, net	1,318,747	1,505,427
Inventories	479,129	365,190
Prepaid and other current assets	1,238,791	1,180,526
Total current assets	6,644,336	6,012,102
Property and equipment, net	749,598	696,693
Operating lease right-of-use assets, net	694,603	702,008
Goodwill	26,834,774	26,899,215
Intangible assets, net	11,458,656	12,679,591
Deferred income taxes	95,515	112,159
Other long-term assets	1,248,781	1,122,693
Total assets	$47,726,263	$48,224,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,480,598	$1,326,211
Operating lease liabilities	137,837	128,205
Deferred revenue	2,331,173	2,245,961
Short-term debt	1,020,247	22,117
Total current liabilities	4,969,855	3,722,494
Long-term operating lease liabilities	666,592	680,698
Long-term deferred revenue	383,936	382,557
Long-term debt	9,017,113	13,462,398
Other long-term liabilities	1,537,388	1,649,299
Total liabilities	16,574,884	19,897,446
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 191,605 and 185,994 shares outstanding, respectively	1,916	1,860
Capital in excess of par value	20,711,069	18,640,947
Retained earnings	10,943,350	10,315,487
Treasury stock, at cost: 433 and 1,222 shares, respectively	(193,292)	(398,278)
Accumulated other comprehensive income (loss)	(310,504)	(232,414)
Total Synopsys stockholders’ equity	31,152,539	28,327,602
Non-controlling interest	(1,160)	(587)
Total stockholders’ equity	31,151,379	28,327,015
Total liabilities and stockholders’ equity	$47,726,263	$48,224,461

See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Time-based products	$1,002,792	$892,364	$2,899,957	$2,548,928
Upfront products	665,223	516,404	1,953,005	1,395,204
Total products revenue	1,668,015	1,408,768	4,852,962	3,944,132
Maintenance and service	808,807	330,969	2,308,643	855,186
Total revenue	2,476,822	1,739,737	7,161,605	4,799,318
Cost of revenue:
Products	275,622	230,895	750,921	615,953
Maintenance and service	156,514	103,301	451,849	290,309
Amortization of acquired intangible assets	247,252	46,368	743,850	62,624
Total cost of revenue	679,388	380,564	1,946,620	968,886
Gross margin	1,797,434	1,359,173	5,214,985	3,830,432
Operating expenses:
Research and development	719,737	625,301	2,134,849	1,732,496
Sales and marketing	385,889	259,480	1,164,262	683,700
General and administrative	176,979	280,550	532,129	584,133
Amortization of acquired intangible assets	155,174	28,573	466,442	36,569
Restructuring charges	2,164	—	236,340	—
Total operating expenses	1,439,943	1,193,904	4,534,022	3,036,898
Operating income	357,491	165,269	680,963	793,534
Interest expense	(133,234)	(146,502)	(429,313)	(251,977)
Other income (expense), net	459,665	170,543	530,601	335,061
Income before income taxes	683,922	189,310	782,251	876,618
Provision (benefit) for income taxes	138,216	(52,967)	154,961	(12,080)
Net income from continuing operations	545,706	242,277	627,290	888,698
Loss from discontinued operations, net of income taxes	—	—	—	(3,900)
Net income	545,706	242,277	627,290	884,798
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(94)	(232)	(573)	1,274
Net income attributed to Synopsys	$545,800	$242,509	$627,863	$883,524

Net income (loss) attributed to Synopsys:
Continuing operations	$545,800	$242,509	$627,863	$887,424
Discontinued operations	—	—	—	(3,900)
Net income	$545,800	$242,509	$627,863	$883,524

Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$2.85	$1.51	$3.29	$5.67
Discontinued operations	—	—	—	(0.03)
Basic net income per share	$2.85	$1.51	$3.29	$5.64

Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$2.84	$1.50	$3.27	$5.61
Discontinued operations	—	—	—	(0.02)
Diluted net income per share	$2.84	$1.50	$3.27	$5.59

Shares used in computing per share amounts:
Basic	191,536	160,174	190,858	156,536
Diluted	192,319	161,682	191,981	158,176
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Net income	$545,706	$242,277	$627,290	$884,798
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(69,702)	2,747	(69,116)	18,874
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	59	(387)	(148)	(378)
Cash flow hedges:
Deferred gains (losses), net of tax of $(577) and $4,755 for the three and nine months ended July 31, 2026, respectively, and of $(1,666) and $20,336 for each of the same periods in fiscal 2025, respectively	1,924	5,598	(15,375)	(76,558)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(679) and $(2,682) for the three and nine months ended July 31, 2026, respectively, and of $(18) and $(2,204) for each of the same periods in fiscal 2025, respectively	1,297	283	6,549	6,547
Other comprehensive income (loss), net of tax effects	(66,422)	8,241	(78,090)	(51,515)
Comprehensive income	479,284	250,518	549,200	833,283
Less: Net income (loss) attributed to non-controlling interest and redeemable non-controlling interest	(94)	(232)	(573)	1,274
Comprehensive income attributed to Synopsys	$479,378	$250,750	$549,773	$832,009
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2026	191,444	$1,928	$20,565,562	$10,397,550	$(242,827)	$(244,082)	$30,478,131	$(1,066)	$30,477,065
Net income				545,800			545,800	(94)	545,706
Other comprehensive income (loss), net of tax effects						(66,422)	(66,422)		(66,422)
Purchases of treasury stock	(51)	(13)	13		(37,500)		(37,500)		(37,500)
Equity forward contract, net			37,500				37,500		37,500
Common stock issued, net of shares withheld for employee taxes	212	1	(123,610)		87,035		(36,574)		(36,574)
Stock-based compensation			231,604				231,604		231,604
Balance at July 31, 2026	191,605	$1,916	$20,711,069	$10,943,350	$(193,292)	$(310,504)	$31,152,539	$(1,160)	$31,151,379

Balance at October 31, 2025	185,994	$1,860	$18,640,947	$10,315,487	$(398,278)	$(232,414)	$28,327,602	$(587)	$28,327,015
Net income				627,863			627,863	(573)	627,290
Other comprehensive income (loss), net of tax effects						(78,090)	(78,090)		(78,090)
Purchases of treasury stock	(691)	(7)	7		(300,000)		(300,000)		(300,000)
Common stock issued for private placement	4,822	48	1,999,952				2,000,000		2,000,000
Common stock issued for prior acquisition	1	1	189		478		668		668
Common stock issued, net of shares withheld for employee taxes	1,479	14	(642,657)		504,508		(138,135)		(138,135)
Stock-based compensation			712,631				712,631		712,631
Balance at July 31, 2026	191,605	$1,916	$20,711,069	$10,943,350	$(193,292)	$(310,504)	$31,152,539	$(1,160)	$31,151,379

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at April 30, 2025	155,146	$1,552	$1,219,021	$9,624,282	$(689,001)	$(240,136)	$9,915,718	$(113)	$9,915,605
Net income				242,509			242,509	(232)	242,277
Other comprehensive income (loss), net of tax effects						8,241	8,241		8,241
Common stock issued upon the acquisition of Ansys	29,955	300	17,105,238				17,105,538		17,105,538
Assumption of equity awards in connection with the acquisition of Ansys			130,963				130,963		130,963
Common stock issued, net of shares withheld for employee taxes	359	3	(173,074)		116,910		(56,161)		(56,161)
Stock-based compensation			267,723				267,723		267,723
Balance at July 31, 2025	185,460	$1,855	$18,549,871	$9,866,791	$(572,091)	$(231,895)	$27,614,531	$(345)	$27,614,186

Balance at October 31, 2024	154,112	$1,541	$1,211,206	$8,984,105	$(1,025,770)	$(180,380)	$8,990,702	$2,504	$8,993,206
Net income				883,524			883,524	2,112	885,636
Other comprehensive income (loss), net of tax effects						(51,515)	(51,515)		(51,515)
Common stock issued upon the acquisition of Ansys	29,955	300	17,105,238				17,105,538		17,105,538
Assumption of equity awards in connection with the acquisition of Ansys			130,963				130,963		130,963
Common stock issued, net of shares withheld for employee taxes	1,393	14	(558,370)		453,679		(104,677)		(104,677)
Stock-based compensation			655,200				655,200	709	655,909
Adjustments for redeemable non-controlling interest				(838)			(838)		(838)
Deconsolidation of non-controlling interest upon the sale of subsidiary			5,634				5,634	(5,670)	(36)
Balance at July 31, 2025	185,460	$1,855	$18,549,871	$9,866,791	$(572,091)	$(231,895)	$27,614,531	$(345)	$27,614,186
See the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SYNOPSYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$627,290	$884,798
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,362,021	211,307
Reduction of operating lease right-of-use assets	109,254	80,789
Amortization of capitalized costs to obtain revenue contracts	70,835	38,920
Stock-based compensation	712,631	655,909
Allowance for credit losses	21,847	23,559
Loss on sale of strategic investments	—	3,635
Gain on sale of building	—	(51,385)
(Gain) loss on divestitures, net of transaction costs	(380,527)	8,299
Amortization of bridge financing costs	—	41,996
Amortization of debt issuance costs	21,280	6,790
Deferred income taxes	(121,720)	(326,610)
Other	21	(737)
Net changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	165,337	(27,989)
Inventories	(133,944)	(34,068)
Prepaid and other current assets	(70,709)	120,348
Other long-term assets	(125,304)	(427,793)
Accounts payable and accrued liabilities	90,610	31,384
Operating lease liabilities	(109,757)	(78,360)
Income taxes	(56,728)	(140,347)
Deferred revenue	116,166	(19,932)
Unrealized loss on settlement of interest rate treasury lock	—	(121,643)
Net cash provided by operating activities	2,298,603	878,870
Cash flows from investing activities:
Proceeds from maturities of short-term investments	20,995	53,630
Proceeds from sales of short-term investments	68,761	148,809
Purchases of short-term investments	(18,524)	(47,558)
Proceeds from sales of strategic investments	—	3,470
Purchases of strategic investments	(1,402)	(4,086)
Purchases of property and equipment, net	(156,089)	(134,908)
Proceeds from sale of building	—	74,279
Acquisitions, net of cash acquired	—	(16,681,257)
Proceeds from business divestiture, net of cash divested	440,022	142,546
Other	—	(611)
Net cash provided by (used in) investing activities	353,763	(16,445,686)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	14,329,340
Repayment of debt	(3,463,726)	(2,579)
Issuances of common stock	124,585	138,101
Payments for taxes related to net share settlement of equity awards	(262,761)	(242,791)
Common stock issuance for private placement	2,000,000	—
Purchases of treasury stock	(300,000)	—
Redemption of redeemable non-controlling interest	—	(30,000)
Other	—	(463)
Net cash provided by (used in) financing activities	(1,901,902)	14,191,608
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33,409)	8,649
Net change in cash, cash equivalents and restricted cash	717,055	(1,366,559)
Cash, cash equivalents and restricted cash, beginning of year	2,893,721	3,898,729
Cash, cash equivalents and restricted cash, end of period	$3,610,776	$2,532,170

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
We also offer a broad and comprehensive portfolio of semiconductor IP solutions, which are pre-designed circuits that engineers use as components of larger chip designs to reduce development risk and speed time to market. Our high quality, silicon-proven semiconductor IP includes logic libraries, embedded memories, wired interface IP, memory interface IP and security IP. To accelerate IP integration and silicon bring-up, our IP Accelerated initiative provides architecture design expertise, customized IP subsystems, hardening, and signal and power integrity analysis. These products and services are part of our Design IP segment.
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
Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is effective for our annual reporting period beginning in fiscal 2026. We expect adoption of this standard to result in incremental disaggregation of our income tax disclosures, primarily within the effective tax rate reconciliation and income taxes paid and are continuing to evaluate the impact of this ASU on our consolidated financial statements and related disclosures.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The ASU will be effective for us beginning in fiscal 2029 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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
There was no Software Integrity related activity for the three and nine months ended July 31, 2026.
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
We funded the Cash Consideration in the Ansys Merger through a combination of cash on hand, the net proceeds from the issuance of the Senior Notes, and the borrowings under the Term Loan Agreement, each as defined and discussed in Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q (this Quarterly Report).
The aggregate purchase consideration was allocated as follows:

(in thousands)
Cash for outstanding Ansys Common Stock(1)	$17,613,185
Fair value of Synopsys Common Stock issued for outstanding Ansys Common Stock(2)	17,105,538
Fair value of assumed Ansys equity awards attributable to pre-combination services(3)	130,963
Settlement of pre-existing relationships	8,794
Total purchase consideration	34,858,480
Less: cash acquired	(931,740)
Total purchase consideration, net of cash acquired	$33,926,740
Allocations
Total current assets	$902,619
Property and equipment	106,227
Goodwill	23,460,868
Intangible assets	12,990,000
Other long-term assets	263,919
Deferred revenue	(637,076)
Other current liabilities	(339,997)
Long-term deferred revenue	(34,070)
Long-term deferred tax liabilities	(2,618,474)
Other long-term liabilities	(167,276)
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
(3) Represents the fair value of assumed Ansys options and RSUs attributed to pre-combination services. See Note 15. Employee Benefit Plans of the Notes to Consolidated Financial Statements in our Annual Report for additional information.
The purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values, which were determined using generally accepted valuation techniques on the basis of inputs and assumptions made by management at the time of acquisition. During the first nine months of fiscal 2026, we recorded certain measurement period adjustments to reflect facts and circumstances in existence as of the Acquisition Date. These adjustments primarily related to the income tax liabilities and other individually insignificant items. This resulted in the corresponding increase to goodwill of $18.0 million.
Goodwill was primarily attributed to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Ansys business. The synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the Ansys Merger. The goodwill was assigned to the Design Automation reporting unit and the amount recognized was not deductible for tax purposes. See Note 6. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report and Note 6. Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements in our Annual Report for more information.
Intangible Assets
The fair value and weighted average useful life of the Ansys intangible assets were as follows:

	Fair value	Useful Lives
	(in thousands)	(in years)
Core/developed technology(1)	$6,500,000	6 - 9
Customer relationships(2)	5,100,000	9
Contract rights intangible(3)	440,000	2
Trademarks and trade names(4)	950,000	23
Total identified intangible assets	$12,990,000
(1) Core/developed technology was identified from the products of Ansys and its fair value was determined using the relief-from-royalty method under the income approach. The relief-from-royalty method applies a royalty rate to projected income to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. The discount rate was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted-average cost of capital, and weighted-average return on assets. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash-flows over the forecast period.

(2) Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing Ansys customers. The fair value was determined using the multi-period excess earnings method under the income approach, which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The economic useful life was determined based on historical customer turnover rates and the useful life of developed technology.

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

(4) Trademarks and trade names refers to Ansys brand assets. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue attributable to Ansys brand assets. The economic useful life was determined based on the expected usage period of the brand assets and the anticipated cash flows over the forecast period.
The operating results of Ansys have been included in our consolidated financial statements since the Acquisition Date.
Transaction Costs

Transaction costs for acquisitions, primarily related to the Ansys Merger, were $3.4 million and $21.6 million during the three and nine months ended July 31, 2026, respectively. Transaction costs for acquisitions were $114.9 million and $236.7 million during the three and nine months ended July 31, 2025, respectively. These costs mainly consisted of professional fees, administrative costs for closed and pending acquisitions, as well as the Bridge Commitment financing costs, and were expensed as incurred in our condensed consolidated statements of income.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if Ansys had been acquired as of the beginning of fiscal year 2024.

	Three Months Ended July 31,	Nine Months Ended July 31,
	2025	2025
	(in thousands)
Pro forma total revenue	$2,290,354	$6,666,029
Pro forma net income	$214,539	$294,183
This information is provided for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2024, or of the results of our future operations of the combined business.
Note 5. Revenue
Disaggregated Revenue
The following table shows the percentage of revenue by product groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
EDA	51.8%	68.0%	49.5%	67.4%
Design IP	19.1%	24.6%	18.6%	28.0%
Ansys	28.7%	5.1%	31.4%	1.9%
Other	0.4%	2.3%	0.5%	2.7%
Total	100.0%	100.0%	100.0%	100.0%
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing customers, resulting in receivables, contract assets, or contract liabilities (deferred revenue) in our condensed consolidated balance sheets. For specific software, hardware, and IP agreements with payment plans, we record an unbilled receivable associated with revenue recognized upon transfer of control, as we hold an unconditional right to invoice and receive payment in the future for those transferred products or services. Unbilled receivables are presented as accounts receivable, net, in the condensed consolidated balance sheets.
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

Contract balances are as follows:

	As of
	July 31, 2026	October 31, 2025
	(in thousands)
Contract assets, net	$1,230,279	$1,222,029
Unbilled receivables	$31,864	$45,528
Deferred revenue	$2,715,109	$2,628,518
Long-term contract assets were $364.2 million and $336.4 million as of July 31, 2026 and October 31, 2025, respectively.
During the three and nine months ended July 31, 2026, we recognized revenue of $348.3 million and $2.0 billion, respectively, that was included in the deferred revenue balance as of October 31, 2025, including previously unfulfilled contracts that have expired and are no longer subject to an implied promise to provide future services.
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were approximately $10.9 billion as of July 31, 2026, which includes $1.9 billion in non-cancellable Flexible Spending Account (FSA) commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 49% of the backlog as of July 31, 2026, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
During the three and nine months ended July 31, 2026, we recognized $28.1 million and $89.8 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods. During the three and nine months ended July 31, 2025, we recognized $44.5 million and $95.2 million, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with Customer
Capitalized commission costs, net of accumulated amortization, as of July 31, 2026 were $125.1 million, of which $33.6 million are included in prepaid and other current assets, and $91.5 million in other long-term assets in our condensed consolidated balance sheets. Amortization of these assets were $29.7 million and $70.8 million during the three and nine months ended July 31, 2026, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income. Amortization of these assets were $13.5 million and $38.9 million during the three and nine months ended July 31, 2025, respectively, and are included in sales and marketing expense in our condensed consolidated statements of income.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended July 31, 2026 are as follows:

(in thousands)
Balance at October 31, 2025	$26,899,215
Adjustments	(20,036)
Effect of foreign currency translation	(44,405)
Balance at July 31, 2026	$26,834,774
Intangible Assets
Intangible assets as of July 31, 2026 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core/developed technology	$7,306,475	$1,509,115	$5,797,360
Customer relationships	5,409,466	862,710	4,546,756
Contract rights intangible	608,243	400,733	207,510
Trademarks and trade names	962,925	55,895	907,030
Total	$14,287,109	$2,828,453	$11,458,656
Intangible assets as of October 31, 2025 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Core/developed technology	$7,309,753	$929,901	$6,379,852
Customer relationships	5,415,558	428,377	4,987,181
Contract rights intangible	614,358	239,808	374,550
Trademarks and trade names	962,925	24,917	938,008
Total	$14,302,594	$1,623,003	$12,679,591
Amortization expense related to intangible assets consists of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Core/developed technology	$192,885	$37,357	$580,027	$52,883
Customer relationships	144,848	26,907	435,464	34,895
Contract rights intangible	54,367	9,011	163,823	9,741
Trademarks and trade names	10,326	1,666	30,978	1,674
Total	$402,426	$74,941	$1,210,292	$99,193
The following table presents the estimated future amortization of acquired intangible assets as of July 31, 2026:

Fiscal year	(in thousands)
Remainder of fiscal 2026	$401,849
2027	1,542,106
2028	1,383,126
2029	1,380,166
2030	1,374,666
2031 and thereafter	5,376,743
Total	$11,458,656
Note 7. Balance Sheet Components

	As of
	July 31, 2026	October 31, 2025
	(in thousands)
Accounts payable and accrued liabilities:
Payroll and related benefits	$837,594	$822,575
Accounts payable	187,322	164,766
Accrued income taxes	88,454	94,664
Interest payable	170,462	49,826
Other accrued liabilities	196,766	194,380
Total	$1,480,598	$1,326,211

Other long-term liabilities:
Deferred tax liability	$850,250	$1,001,070
Deferred compensation plan liabilities	471,484	447,232
Other	215,654	200,997
Total	$1,537,388	$1,649,299
Assets Held for Sale
On June 1, 2026, we completed the sale of our Processor IP Solutions (Processor IP) business, which was part of the Design IP segment, to GlobalFoundries Inc. as part of our reallocation of resources to the highest growth opportunities in our Design IP segment. The Processor IP business was not presented as discontinued operations as the divestiture did not represent a strategic shift in operations that would have a major effect on our business and was also not material to our business.
Total cash consideration from the Processor IP divestiture is $443.3 million. We derecognized $17.9 million of net assets including goodwill of $38.0 million, and recognized a pre-tax gain on sale of $425.4 million, which was included in other income (expense), net in the consolidated statements of income. In addition, we incurred $44.9 million divestiture-related expenses, resulting in a net pre-tax gain on sale of $380.5 million.
Note 8. Financial Assets and Liabilities
Cash Equivalents and Short-term Investments
As of July 31, 2026, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$42,537	$—	$—	$—	$42,537
U.S. Treasury, agency & T-bills	599	—	—	—	599
Total:	$43,136	$—	$—	$—	$43,136
Short-term investments:
U.S. Treasury, agency & T-bills	$1,202	$—	$—	$—	$1,202
Other	181	—	—	—	181
Total:	$1,383	$—	$—	$—	$1,383
(1)See Note 9. Fair Value Measurements for further discussion on fair values.

The contractual maturities of our available-for-sale debt securities as of July 31, 2026 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
1 year or less	$1,383	$1,383
Total	$1,383	$1,383
As of October 31, 2025, the balances of our cash equivalents and short-term investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$52,978	$—	$—	$—	$52,978
Total:	$52,978	$—	$—	$—	$52,978
Short-term investments:
U.S. Treasury, agency & T-bills	$6,661	$19	$—	$—	$6,680
Municipal bonds	22,004	61	—	—	22,065
Corporate debt securities	43,878	139	(18)	—	43,999
Other	185	—	—	—	185
Total:	$72,728	$219	$(18)	$—	$72,929
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows:

	As of
	July 31, 2026	October 31, 2025
	(in thousands)
Cash and cash equivalents	$3,606,286	$2,888,030
Restricted cash included in prepaid and other current assets	3,254	4,680
Restricted cash included in other long-term assets	1,236	1,011
Cash, cash equivalents and restricted cash	$3,610,776	$2,893,721
Non-marketable equity securities. Our portfolio of non-marketable equity securities consists of strategic investments in privately held companies. There were no material impairments of non-marketable equity securities during the three and nine months ended July 31, 2026 and 2025.
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
We did not record any gains or losses related to discontinuation of foreign exchange forward contracts cash flow hedges during the nine months ended July 31, 2026 and 2025.
During the first quarter of fiscal 2025, we entered into 6-month interest rate hedge contracts (the 2025 Rate Lock Agreements) with notional value of $2.0 billion to manage the variability in cash flows due to changes in benchmark interest rate related to the Senior Notes (as defined in Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements). These derivatives were designated as cash flow hedges with unrealized gains and losses deferred in OCI. The 2025 Rate Lock Agreements terminated and settled in the second quarter of fiscal 2025, and we recorded the fair value of $121.6 million as a loss within OCI. The unrealized loss of $121.6 million is being amortized to interest expense over the life of the related debt. We expect $7.0 million of the unrealized loss to be amortized to interest expense over the next 12 months. As of July 31, 2026, the unamortized portion of the fair value of the 2025 Rate Lock Agreements was $111.8 million. We had no interest rate hedge contracts outstanding as of July 31, 2026.
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
The effects of the non-designated foreign currency derivative instruments in the condensed consolidated statements of income are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Gains (losses) recorded in other income (expense), net	$(10,430)	$(5,298)	$(22,517)	$1,467
The notional amounts in the table below for foreign currency derivative instruments provide one measure of the transaction volume outstanding:

	As of
	July 31, 2026	October 31, 2025
	(in thousands)
Total gross notional amounts	$1,558,165	$1,587,863
Net fair value	$(20,401)	$(1,234)
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
The following table represents the condensed consolidated balance sheets location and amount of foreign currency derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
Balance at July 31, 2026
Other current assets	$15,541	$45
Accrued liabilities	$35,714	$273
Balance at October 31, 2025
Other current assets	$8,598	$265
Accrued liabilities	$9,504	$593

The following table represents the location of the amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax in the condensed consolidated statements of income:

	Location of gains (losses) recognized in OCI on derivatives	Amount of gains (losses) recognized in OCI on derivatives (effective portion)	Location of gains (losses) reclassified from OCI	Amount of gains (losses) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2026
Foreign exchange contracts	Revenue	$6,497	Revenue	$4,166
Foreign exchange contracts	Operating expenses	(4,573)	Operating expenses	(4,132)
Interest rate contracts	Interest expense	—	Interest expenses	(1,331)
Total		$1,924		$(1,297)
Three months ended July 31, 2025
Foreign exchange contracts	Revenue	$4,751	Revenue	$1,056
Foreign exchange contracts	Operating expenses	847	Operating expenses	(8)
Interest rate contracts	Interest expense	—	Interest expense	(1,331)
Total		$5,598		$(283)
Nine months ended July 31, 2026
Foreign exchange contracts	Revenue	$17,144	Revenue	$6,441
Foreign exchange contracts	Operating expenses	(32,519)	Operating expenses	(8,996)
Interest rate contracts	Interest expense	—	Interest expenses	(3,994)
Total		$(15,375)		$(6,549)
Nine months ended July 31, 2025
Foreign exchange contracts	Revenue	$17,953	Revenue	$1,336
Foreign exchange contracts	Operating expenses	(1,295)	Operating expenses	(5,664)
Interest rate contracts	Interest expense	(93,216)	Interest expense	(2,219)
Total		$(76,558)		$(6,547)

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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2026:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$42,537	$42,537	$—	$—
U.S. Treasury, agency & T-bills	599	—	599	—
Short-term investments:
U.S. Treasury, agency & T-bills	1,202	—	1,202	—
Other	181	—	181	—
Prepaid and other current assets:
Foreign currency derivative contracts	15,586	—	15,586	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	471,484	471,484	—	—
Marketable equity securities	684	684	—	—
Total assets	$554,475	$514,705	$17,568	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$35,987	$—	$35,987	$—
Other long-term liabilities:
Deferred compensation plan liabilities	471,484	471,484	—	—
Total liabilities	$507,471	$471,484	$35,987	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2025:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$52,978	$52,978	$—	$—
Short-term investments:
U.S. Treasury, agency & T-bills	6,680	—	6,680	—
Municipal bonds	22,065	—	22,065	—
Corporate debt securities	43,999	—	43,999	—
Other	185	—	185	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,863	—	8,863	—
Contingent consideration receivable	22,202	—	—	22,202
Other long-term assets:
Deferred compensation plan assets	447,232	447,232	—	—
Marketable equity securities	785	785	—	—
Total assets	$604,989	$500,995	$81,792	$22,202

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,097	$—	$10,097	$—
Other long-term liabilities:
Deferred compensation plan liabilities	447,232	447,232	—	—
Total liabilities	$457,329	$447,232	$10,097	$—
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Non-marketable equity securities are classified within Level 3 as they are valued using a combination of observable transaction price and unobservable inputs or data in an inactive market due to the absence of market price and inherent lack of liquidity.
Note 10. Restructuring Charges
In November 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan) with total charges expected to be in the range of $300.0 million and $350.0 million. In August 2026, our Board of Directors (the Board) approved updated estimates of charges related to the 2026 Plan ranging from $425.0 million to $500.0 million, consisting primarily of severance and other one-time termination benefits, and other costs such as certain site closures as part of Synopsys' global site strategy. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026.
During the three and nine months ended July 31, 2026, we recorded restructuring charges of $2.2 million and $236.3 million, respectively, and made payments of $41.3 million and $171.4 million, respectively, under the 2026 Plan. As of July 31, 2026, the outstanding restructuring related liabilities were $64.9 million and recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheets.
Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities
The following table summarizes our borrowings as of July 31, 2026:

	Effective Interest Rate	Amount (in thousands)
Fixed-rate 4.550% Senior Notes due on April 1, 2027	4.840%	$1,000,000
Fixed-rate 4.650% Senior Notes due on April 1, 2028	4.850%	1,000,000
Fixed-rate 4.850% Senior Notes due on April 1, 2030	4.980%	2,000,000
Fixed-rate 5.000% Senior Notes due on April 1, 2032	5.150%	1,500,000
Fixed-rate 5.150% Senior Notes due on April 1, 2035	5.270%	2,400,000
Fixed-rate 5.700% Senior Notes due on April 1, 2055	5.800%	2,100,000
Total		10,000,000
Unamortized discount and issuance costs		(73,089)
Total Senior Notes		9,926,911
Deferred payment on settlement of interest rate treasury lock		99,526
Other borrowings		10,923
Total		$10,037,360
Reported as:
Short-term debt		$1,020,247
Long-term debt		9,017,113
Total		$10,037,360
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
Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $9.7 billion as of July 31, 2026. While the Senior Notes are recorded at cost, the fair value of long-term debt was determined based on observable market prices in less active markets and categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of July 31, 2026, we were in compliance with all of our covenants under the Indenture.
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
The Term Loan Agreement contained a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of July 31, 2026, the term loans were fully paid and terminated.
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
The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2026, we were in compliance with the financial covenant as well as the other covenants.
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
There was no outstanding balance under the Revolving Credit Agreement as of July 31, 2026 and October 31, 2025.

Other Borrowings:
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the 5-year Loan Prime Rate plus 0.74%. As of July 31, 2026, we had $10.9 million outstanding balance under the agreement.
The carrying amount of the short-term and long-term debt approximates the estimated fair value.
The future principal payments of debt as of July 31, 2026 are as follows:

Principal Payments
Fiscal year	(in thousands)
Remainder of fiscal 2026	$11,057
2027	1,024,848
2028	1,024,848
2029	24,848
2030	2,024,848
2031 and thereafter	6,000,000
Total	$10,110,449
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
The components of our lease expense during the period presented are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Operating lease expense (1)	$37,288	$29,398	$111,739	$80,513
Variable lease expense (2)	11,365	8,686	33,987	22,243
Total lease expense	$48,653	$38,084	$145,726	$102,756
(1) Operating lease expense includes immaterial amounts of short-term leases, net of sublease income.
(2) Variable lease expense includes payments to lessors that are not fixed or determinable at lease commencement date. These payments primarily consist of maintenance, property taxes, insurance and variable indexed based payments.
Supplemental cash flow information during the period presented is as follows:

	Nine Months Ended July 31,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$106,028	$79,819
ROU assets obtained in exchange for operating lease liabilities	$104,865	$110,069
Lease term and discount rate information related to our operating leases as of the end of the period presented are as follows:

	As of
	July 31, 2026	October 31, 2025
Weighted-average remaining lease term (in years)	6.39	6.88
Weighted-average discount rate	3.47%	3.40%

The following table represents the maturities of our future lease payments due under operating leases as of July 31, 2026:

Lease Payments
Fiscal year	(in thousands)
Remainder of fiscal 2026	$36,884
2027	167,769
2028	158,965
2029	146,812
2030	119,446
2031 and thereafter	270,382
Total future minimum lease payments	900,258
Less: Imputed interest	95,829
Total lease liabilities	$804,429
In addition, the sublease income from facilities leased by us, due to us as of July 31, 2026 are as follows:

Lease Receipts
Fiscal year	(in thousands)
Remainder of fiscal 2026	$4,861
2027	19,689
2028	20,280
2029	20,888
2030	17,867
Total	$83,585

Note 13. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	As of
	July 31, 2026	October 31, 2025
	(in thousands)
Cumulative currency translation adjustments	$(206,573)	$(137,457)
Unrealized gains (losses) on derivative instruments, net of tax	(103,984)	(95,158)
Unrealized gains (losses) on available-for-sale securities, net of tax	53	201
Total	$(310,504)	$(232,414)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Reclassifications:
Gains (losses) on cash flow hedges, net of tax
Revenues	$4,166	$1,056	$6,441	$1,336
Operating expenses	(4,132)	(8)	(8,996)	(5,664)
Interest expense	(1,331)	(1,331)	(3,994)	(2,219)
Total	$(1,297)	$(283)	$(6,549)	$(6,547)
Amounts reclassified during the three and nine months ended July 31, 2026 and 2025 primarily consisted of gains (losses) from our cash flow hedging activities. See Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements.
Note 14. Stock Repurchase Program
In fiscal 2022, the Board approved and publicly announced a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion of our common stock. As of July 31, 2026, $1.7 billion remained available for future stock repurchases under the Program.
In March 2026, we entered into an accelerated stock repurchase agreement (the March 2026 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the March 2026 ASR, we made a prepayment of $250.0 million to receive initial deliveries of shares valued at $212.5 million. The remaining balance of $37.5 million was settled on June 1, 2026, resulting in the delivery of an additional 51,437 shares. Total shares repurchased under the March 2026 ASR were approximately 564.7 thousand shares, at an average purchase price of $442.69 per share.
During the second quarter of fiscal 2026, we also repurchased on the open market approximately 126.7 thousand shares of our common stock pursuant to the Program, at an average price of $394.78 per share for an aggregate purchase price of $50.0 million.
Stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Shares repurchased	51	—	691	—
Aggregate purchase price	$37,500	$—	$300,000	$—
Reissuance of treasury stock	212	359	1,480	1,393

Note 15. Stock-Based Compensation
The compensation cost recognized in the condensed consolidated statements of income for our stock compensation arrangements is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Cost of products	$19,983	$22,943	$58,462	$66,470
Cost of maintenance and service	12,514	10,222	37,065	28,715
Research and development expense	113,537	113,861	347,446	326,274
Sales and marketing expense	50,671	45,564	162,388	117,214
General and administrative expense	34,899	75,133	107,270	117,236
Stock-based compensation expense before taxes	231,604	267,723	712,631	655,909
Income tax benefit	(34,138)	(38,686)	(105,042)	(94,779)
Stock-based compensation expense after taxes	$197,466	$229,037	$607,589	$561,130
During the three and nine months ended July 31, 2026 and 2025, we recognized stock-based compensation expense relating to restricted stock units (RSUs) granted to senior executives with certain market, performance and service conditions (market-based RSUs). The grant date fair value of the market-based RSUs and the assumptions used in the Monte Carlo simulation model to determine the grant date fair value during the periods are as follows:

	Nine Months Ended July 31,
	2026	2025
Expected life (in years)	1.67 - 2.87	2.67 - 2.79
Risk-free interest rate	3.38% - 3.48%	3.90% - 4.39%
Volatility	44.90% - 55.12%	33.40% - 34.72%
Weighted average grant date fair value per share	$454.13	$458.66
As of July 31, 2026, we had $1.4 billion of total unrecognized stock-based compensation expense relating to options, RSUs and restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. As of July 31, 2026, we had $105.6 million of unrecognized stock-based compensation expense relating to our Employee Stock Purchase Plan, which is expected to be recognized over a period of approximately 2.0 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Intrinsic value of awards exercised	$11,216	$31,834	$35,818	$86,671

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

The table below reconciles the weighted average common shares used to calculate basic net income (loss) per share with the weighted average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income from continuing operations attributed to Synopsys	$545,800	$242,509	$627,863	$887,424
Net loss from discontinued operations attributed to Synopsys	—	—	—	(3,900)
Net income attributed to Synopsys	$545,800	$242,509	$627,863	$883,524
Denominator:
Weighted average common shares for basic net income per share	191,536	160,174	190,858	156,536
Dilutive effect of common share equivalents from equity-based compensation	783	1,508	1,123	1,640
Weighted average common shares for diluted net income per share	192,319	161,682	191,981	158,176
Net income (loss) per share attributed to Synopsys - basic:
Continuing operations	$2.85	$1.51	$3.29	$5.67
Discontinued operations	—	—	—	(0.03)
Basic net income per share	$2.85	$1.51	$3.29	$5.64
Net income (loss) per share attributed to Synopsys - diluted:
Continuing operations	$2.84	$1.50	$3.27	$5.61
Discontinued operations	—	—	—	(0.02)
Diluted net income per share	$2.84	$1.50	$3.27	$5.59
Anti-dilutive employee stock-based awards excluded	1,523	479	836	430
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
We have two reportable segments: (1) Design Automation, which includes our advanced silicon design, verification products and services, Ansys products, system integration products and services, digital, custom and field programmable gate array (FPGA) integrated circuit (IC) design software, verification software and hardware products, manufacturing software products and other; and (2) Design IP, which includes our logic libraries, embedded memories, wired interface IP, memory interface IP and security IP.
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

Information by reportable segment is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Total Segments:
Revenue	$2,476,822	$1,739,737	$7,161,605	$4,799,318
Cost of revenue and operating expenses	1,446,402	1,069,959	4,217,817	2,989,053
Adjusted operating income	1,030,420	669,778	2,943,788	1,810,265
Adjusted operating margin	42%	38%	41%	38%
Design Automation:
Revenue	$2,002,971	$1,312,166	$5,826,565	$3,454,617
Cost of revenue and operating expenses	1,097,943	728,411	3,184,947	2,007,436
Adjusted operating income	905,028	583,755	2,641,618	1,447,181
Adjusted operating margin	45%	44%	45%	42%
Design IP:
Revenue	$473,851	$427,571	$1,335,040	$1,344,701
Cost of revenue and operating expenses	348,459	341,548	1,032,870	981,617
Adjusted operating income	125,392	86,023	302,170	363,084
Adjusted operating margin	27%	20%	23%	27%
Certain operating expenses are not allocated to the segments and are managed at a consolidated level. The unallocated expenses managed at a consolidated level, including amortization of acquired intangible assets, stock-based compensation, restructuring charges, acquisition/divestiture related items, and changes in the fair value of deferred compensation plan, are presented in the table below to provide a reconciliation of the total adjusted operating income from segments to our consolidated operating income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Total segment adjusted operating income	$1,030,420	$669,778	$2,943,788	$1,810,265
Reconciling items:
Amortization of acquired intangible assets	(402,426)	(74,941)	(1,210,292)	(99,193)
Stock-based compensation expense	(231,604)	(267,723)	(712,631)	(655,909)
Restructuring charges	(2,164)	—	(236,340)	—
Acquisition/divestiture related items	(22,850)	(118,428)	(62,091)	(218,680)
Deferred compensation plan	(13,885)	(43,417)	(41,471)	(42,949)
Total operating income	$357,491	$165,269	$680,963	$793,534
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
In allocating revenue to particular geographic areas, the CODM considers where individual “seats” or licenses to our products are located. Revenue is defined as revenue from external customers. Revenue related to operations in the United States and other geographic areas are:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Revenue:
United States	$1,051,925	$816,194	$3,122,432	$2,076,203
Europe	370,921	178,595	1,216,031	527,109
Korea	325,600	202,117	837,634	710,097
China	255,466	247,288	706,951	578,742
Other	472,910	295,543	1,278,557	907,167
Consolidated	$2,476,822	$1,739,737	$7,161,605	$4,799,318
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to our allocation methodology.
Note 18. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Gain on divestitures	$425,406	$—	$425,406	$—
Interest income	18,517	131,417	48,836	257,027
Gains (losses) on assets related to deferred compensation plan	13,885	43,417	41,471	42,949
Foreign currency exchange gains (losses)	2,707	1,221	(4,662)	1,106
Loss on sale of strategic investments	—	(1,200)	—	(3,635)
Gain on sale of building	—	—	—	51,385
Other, net	(850)	(4,312)	19,550	(13,771)
Total	$459,665	$170,543	$530,601	$335,061
Note 19. Income Taxes
Effective Tax Rate
We estimate our annual effective tax rate at the end of each fiscal quarter. The effective tax rate reflects our estimations of annual pre-tax income, the geographic mix of pre-tax income, interpretations of applicable tax laws and the potential outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
Income before income taxes	$683,922	$189,310	$782,251	$876,618
Provision (benefit) for income taxes	$138,216	$(52,967)	$154,961	$(12,080)
Effective tax rate	20.2%	(28.0)%	19.8%	(1.4)%
Our effective tax rate increased in the three months ended July 31, 2026, as compared to the same period in fiscal 2025, primarily due to the release of a full valuation allowance against California research credits during the third quarter of fiscal 2025.

Our effective tax rate increased in the nine months ended July 31, 2026, as compared to the same period in fiscal 2025, primarily due to the release of a full valuation allowance against California research credits during the third quarter of fiscal 2025 and the recognition of a capital loss on the sale of our ownership in OpenLight during the first quarter of fiscal 2025, as well as a lower benefit from stock-based compensation and the foreign-derived intangible income deduction in fiscal 2026.
Our effective tax rate for the nine months ended July 31, 2026, is lower than the statutory federal corporate tax rate of 21% primarily due to U.S. federal research tax credits, the foreign-derived intangible income deduction, and U.S. foreign tax credits, partially offset by the effect of non-deductible stock-based compensation.
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
The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. In general, the total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. Based on an evaluation of our stock repurchase and issuance activity, no excise tax liability has been recorded as of July 31, 2026.

On June 29, 2026, California enacted SB-122, which, among other provisions, extends limitations on the utilization of certain business tax credits and expands the application of California sales and use tax to certain digital products and software transactions beginning January 1, 2027. We are evaluating the impact of this legislation but we do not expect a material impact on our fiscal 2026 consolidated financial statements.
On June 27, 2024, California enacted SB-167, which suspends the use of California net operating loss and limits the use of California research tax credits to $5 million for our fiscal 2025-2027. On June 29, 2024, California enacted SB-175, which provides a refund mechanism effective beginning in our fiscal 2025 for the incremental tax that was paid as a result of SB-167.
The Organisation for Economic Co-operation and Development (the OECD) has model rules for a global minimum tax framework, which is a two-pillar solution to address tax challenges arising from digitalization of the economy. This two-pillar solution includes the Pillar Two Model Rules (Pillar 2), which define global minimum tax rules and imposes a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar 2, including certain new laws effective beginning of fiscal 2025. As of July 31, 2026, the impact of Pillar 2 is not material.

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
In addition to the foregoing, we are, from time to time, party to various other claims and legal proceedings in the ordinary course of our business, including with tax and other governmental authorities. For a description of certain of these other matters, see Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this Quarterly Report) includes forward-looking statements, which involve risks, uncertainties and other factors that could cause Synopsys, Inc.'s (Synopsys, we, our or us) actual results, time frames or achievements to differ materially from those expressed or implied in such forward-looking statements. Readers are urged to carefully review and consider the various disclosures regarding these risks and uncertainties made in this Quarterly Report, including those identified below in Part II, Item 1A, Risk Factors, and in other documents we file from time to time with the Securities and Exchange Commission (SEC). Forward-looking statements include any statements that are not statements of historical fact and include, but are not limited to, statements concerning our short-term and long-term financial targets, expectations and objectives; our businesses, business segments, strategies, partnerships, initiatives and opportunities, including, among other things, the reallocation of resources in our Design IP segment to higher growth opportunities and planned restructuring activities; industry growth and technological trends, such as artificial intelligence (AI), including our development and planned commercialization thereof; business and market outlook; the potential impact of the uncertain macroeconomic environment and global economic conditions on our financial results; the impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes, such as export control restrictions and tariffs; the ANSYS, Inc. (Ansys) integration and its expected impact, including expected synergies and the timing thereof, our ability to create joint solutions as a combined company, and related accounting changes; planned and recently completed acquisitions or divestitures, and their anticipated timing and impact; our key customers, customer concentration, customer engagement, customer demand and market expansion; results and strategies related to our products, technology and services, including product development and our planned product releases and capabilities; the expected realization of our contracted but unsatisfied or partially unsatisfied performance obligations (backlog); planned stock repurchases; our expected tax rate; and the status, expected outcome or expected impact of litigation and/or regulatory investigations. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
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
Overview
Financial Performance Summary
For the third quarter of fiscal 2026, our results reflect continued, strong execution and the resiliency of our business, including 42% revenue growth compared to the third quarter of fiscal 2025, due to broad-based strength across our business, led by electronic design automation (EDA), Design IP returning to year-over-year growth, and a strong quarter from Ansys. Results for the third quarter of fiscal 2026 reflected a full quarter of revenue from Ansys, compared to a partial quarter contribution in the prior year period following our acquisition of Ansys in July 2025.
The following table sets forth some of our key quarterly unaudited financial information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenue	$2,476.8	$1,739.7	$7,161.6	$4,799.3
Cost of revenue	$679.4	$380.6	$1,946.6	$968.9
Operating expenses	$1,439.9	$1,193.9	$4,534.0	$3,036.9
Operating income	$357.5	$165.3	$681.0	$793.5

Net income from continuing operations attributed to Synopsys	$545.8	$242.5	$627.9	$887.4
Net loss from discontinued operations attributed to Synopsys	$—	$—	$—	$(3.9)
Diluted net income (loss) per share attributed to Synopsys:
Continuing operations	$2.84	$1.50	$3.27	$5.61
Discontinued operations	$—	$—	$—	$(0.02)
Financial performance summary for the three months ended July 31, 2026 compared to the same period of fiscal 2025:
•Revenues were $2.5 billion, an increase of $737.1 million or 42%, which includes an increase of $622.2 million in revenue from Ansys for the full quarter in fiscal 2026 versus the partial quarter in fiscal 2025. The remaining growth came organically due to broad-based strength across our business.
•Total cost of revenue and operating expenses was $2.1 billion, an increase of $544.8 million or 35%, reflecting an increase of $330.0 million in amortization expense related to intangible assets acquired from the Ansys Merger (as defined below), as well as an increase of $174.3 million in employee-related costs, which includes an increase of $169.2 million from Ansys, primarily due to the inclusion of Ansys' results for a full period for the three months ended July 31, 2026 versus a partial period for the same period in fiscal 2025.
Financial performance summary for the nine months ended July 31, 2026 compared to the same period of fiscal 2025:
•Revenues were $7.2 billion, an increase of $2.4 billion or 49%, which includes an increase of $2.2 billion in revenue from Ansys for the full period in fiscal 2026 versus the partial period in fiscal 2025. The remaining growth came organically due to broad-based strength across our business.
•Total cost of revenue and operating expenses was $6.5 billion, an increase of $2.5 billion or 62%, reflecting increases of $1.1 billion in amortization expense related to intangible assets acquired from the Ansys Merger, $768.9 million in employee-related costs, which includes an increase of $794.8 million from Ansys, primarily due to the inclusion of Ansys' results for a full period for the nine months ended July 31, 2026 versus a partial period for the same period in fiscal 2025, partially offset by a decrease in employee-related costs due to headcount reductions as a result of the 2026 Plan (as defined in Restructuring Charges below). The increase in total cost of revenue and operating expenses was also driven by $236.3 million of restructuring charges for the nine months ended July 31, 2026.
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
Acquisition of Ansys
On July 17, 2025 (the Acquisition Date), we completed our acquisition of Ansys pursuant to the terms of the previously announced Agreement and Plan of Merger, dated as of January 15, 2024 (the Merger Agreement) by and among Synopsys, Ansys and ALTA Acquisition Corp. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Synopsys (the Ansys Merger). See Note 4. Acquisition of Ansys of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information on the Ansys Merger.
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
Growth trends have varied across geographies during fiscal 2026, and the near-term environment, including in China, continues to be affected by macroeconomic factors and Trade Restrictions (as defined below). See the discussion below under the heading "Impact of Global Trade Policy and the Current Geopolitical Environment" and in Part II, Item 1A, Risk Factors, "We are subject to governmental export and import requirements that could subject us to liability and restrict our ability to sell our products and services, which could impair our ability to compete in international markets" for further discussion of the impact of Trade Restrictions, including export control regulations and geopolitical events, on Synopsys.

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

Design IP. This segment includes our logic libraries, embedded memories, wired interface IP, memory interface IP, and security IP that serve companies primarily in the semiconductor and electronics industries. We are a leading provider of high-quality, silicon-proven IP solutions for system-on-chips (SoCs). This includes IP that has been optimized to address specific application requirements for the mobile, automotive, digital home, Internet of Things and AI/data center markets, enabling designers to quickly develop SoCs in these areas.
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
We believe the critical accounting policies that reflect more significant judgments and estimates used in the preparation of our consolidated financial statements regarding critical accounting estimates are Revenue Recognition and Business Combinations. There have been no material changes in our critical accounting estimates during the nine months ended July 31, 2026 since our Annual Report for fiscal 2025.

Results of Operations
We completed the acquisition of Ansys on July 17, 2025. Accordingly, period-to-period comparisons discussed below are affected by the inclusion of Ansys' results for partial periods in fiscal 2025 versus full periods in fiscal 2026.
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
Design IP Segment
•Design IP includes our logic libraries, embedded memories, wired interface IP, memory interface IP and security IP. These arrangements generally have two performance obligations which consist of transferring of the licensed IP and providing related support, which includes rights to technical support and software updates that are provided over the support term and are transferred to the customer over time. Revenue allocated to the IP licenses is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support is recognized over the support term. Royalties are recognized as revenue in the quarter in which the applicable customer sells its products that incorporate our IP. Payments for IP contracts are generally received upon delivery of the IP. Revenue related to the customization of certain IP is recognized over time, generally using costs incurred or hours expended to measure progress.
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
Total Revenue

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Design Automation	$2,003.0	$1,312.1	$690.9	53%
Design IP	473.8	427.6	46.2	11%
Total	$2,476.8	$1,739.7	$737.1	42%
Nine months ended
Design Automation	$5,826.6	$3,454.6	$2,372.0	69%
Design IP	1,335.0	1,344.7	(9.7)	(1)%
Total	$7,161.6	$4,799.3	$2,362.3	49%
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
Contracted but unsatisfied or partially unsatisfied performance obligations (backlog) were $10.9 billion as of July 31, 2026, which includes $1.9 billion in non-cancellable FSA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We have elected to exclude future sales-based royalty payments from the remaining performance obligations. Approximately 49% of the backlog as of July 31, 2026, excluding non-cancellable FSA, is expected to be recognized as revenue over the next 12 months, with the remainder to be recognized thereafter. The majority of the remaining backlog is expected to be recognized in the following three years.
The amount and composition of unsatisfied performance obligations will fluctuate period to period. We do not believe the amount of unsatisfied performance obligations is indicative of future sales or revenue, or that such obligations at the end of any given period correlates with actual sales performance of a particular geography or particular products and services. For more information regarding our revenue during the three and nine months ended July 31, 2026, including our contract balances as of such date, see Note 5. Revenue of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
The increase in total revenues for the three and nine months ended July 31, 2026 compared to the same periods in fiscal 2025 was primarily attributable to increases in revenue from Ansys, which contributed $622.2 million and $2.2 billion for the respective periods, reflecting a full period of revenue from Ansys, compared to a partial period contribution in the prior year following our acquisition of Ansys. Overall revenue growth also reflected broad-based strength across our business.
For a discussion of revenue by geographic areas, see Note 17. Segment Disclosure of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Time-Based Products Revenue

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$1,002.8	$892.4	$110.4	12%
Percentage of total revenue	40%	51%
Nine months ended	$2,900.0	$2,548.9	$351.1	14%
Percentage of total revenue	41%	53%
The increase in time-based products revenue for the three and nine months ended July 31, 2026 compared to the same periods in fiscal 2025 was primarily attributable to increases of $71.6 million and $228.7 million, respectively, from Ansys, and higher TSL license revenue from arrangements entered into in prior periods.
Upfront Products Revenue

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$665.2	$516.4	$148.8	29%
Percentage of total revenue	27%	30%
Nine months ended	$1,953.0	$1,395.2	$557.8	40%
Percentage of total revenue	27%	29%
Changes in upfront products revenue are generally attributable to normal fluctuations in the extent and timing of customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2026 compared to the same periods in fiscal 2025 was primarily attributable to increases of $161.4 million and $693.7 million, respectively, from Ansys, partially offset by a decrease in license revenue due to the Optical Solutions Group divestiture.
Upfront products revenue as a percentage of total revenue will likely fluctuate based on the timing of IP, hardware and S&A product sales. Such fluctuations will continue to be impacted by the timing of shipments and FSA drawdowns due to customer requirements.

Maintenance and Service Revenue

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$575.0	$193.6	$381.4	197%
Professional service and other revenue	233.8	137.4	96.4	70%
Total	$808.8	$331.0	$477.8	144%
Percentage of total revenue	33%	19%
Nine months ended
Maintenance revenue	$1,652.6	$428.6	$1,224.0	286%
Professional service and other revenue	656.0	426.6	229.4	54%
Total	$2,308.6	$855.2	$1,453.4	170%
Percentage of total revenue	32%	18%
The increase in maintenance revenue for the three and nine months ended July 31, 2026 compared to the same periods in fiscal 2025 was primarily attributable to increases of $367.0 million and $1.2 billion, respectively, from Ansys, and an increase in the volume of arrangements that include maintenance.
The increase in professional service and other revenue for the three and nine months ended July 31, 2026 compared to the same periods in fiscal 2025 was primarily attributable to the timing of IP customization projects, as well as increases of $22.2 million and $63.5 million, respectively, from Ansys.
Cost of Revenue

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$275.6	$230.9	$44.7	19%
Cost of maintenance and service revenue	156.5	103.3	53.2	52%
Amortization of acquired intangible assets	247.3	46.4	200.9	433%
Total	$679.4	$380.6	$298.8	79%
Percentage of total revenue	27%	22%
Nine months ended
Cost of products revenue	$750.9	$616.0	$134.9	22%
Cost of maintenance and service revenue	451.8	290.3	161.5	56%
Amortization of acquired intangible assets	743.9	62.6	681.3	1,088%
Total	$1,946.6	$968.9	$977.7	101%
Percentage of total revenue	27%	20%
Our cost of revenue consists of three categories: cost of products revenue, cost of maintenance and service revenue, and amortization of acquired intangible assets.
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

The increase in costs of products revenue and costs of maintenance and service revenue for the three months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $20.9 million in employee-related costs from Ansys for the full quarter in fiscal 2026 versus the partial quarter in fiscal 2025, $20.8 million in hardware-related costs including inventory provisions, $17.2 million in costs to fulfill IP consulting arrangements, and $7.2 million in IT and facility costs. The increase in amortization of acquired intangible assets for the three months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to an increase of $202.7 million in connection with the Ansys Merger.
The increase in costs of products revenue and costs of maintenance and service revenue for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $75.4 million in employee-related costs from Ansys for the full period in fiscal 2026 versus the partial period in fiscal 2025, $48.2 million in costs to fulfill IP consulting arrangements, $43.1 million in hardware-related costs including inventory provisions, and $29.6 million in IT and facility costs. The increase in amortization of acquired intangible assets for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to an increase of $687.1 million in connection with the Ansys Merger.
Operating Expenses
Research and Development

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$719.7	$625.3	$94.4	15%
Percentage of total revenue	29%	36%
Nine months ended	$2,134.8	$1,732.5	$402.3	23%
Percentage of total revenue	30%	36%
The increase in research and development expenses for the three months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $91.5 million in employee-related costs due to the inclusion of Ansys for the full quarter in fiscal 2026 versus the partial quarter in fiscal 2025 and $27.8 million in IT and facility costs, partially offset by a decrease of $20.5 million in the change in the fair value of our executive deferred compensation plan assets and a decrease in employee-related costs due to headcount reductions as a result of the 2026 Plan (as defined in Restructuring Charges below).
The increase in research and development expenses for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $334.4 million in employee-related costs from Ansys for the full period in fiscal 2026 versus the partial period in fiscal 2025 and $102.2 million in IT and facility costs, partially offset by a decrease in employee-related costs due to headcount reductions as a result of the 2026 Plan.
Sales and Marketing

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$385.9	$259.5	$126.4	49%
Percentage of total revenue	16%	15%
Nine months ended	$1,164.3	$683.7	$480.6	70%
Percentage of total revenue	16%	14%
The increase in sales and marketing expenses for the three months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $92.6 million in employee-related costs from Ansys for the full quarter in fiscal 2026 versus the partial quarter in fiscal 2025 and $9.6 million in IT and facility costs.
The increase in sales and marketing expenses for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to increases of $357.6 million in employee-related costs from Ansys for the full period in fiscal 2026 versus the partial period in fiscal 2025 and $49.5 million in IT and facility costs, offset in part by a decrease in employee-related costs due to headcount decreases as a result of the 2026 Plan.

General and Administrative

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$177.0	$280.6	$(103.6)	(37)%
Percentage of total revenue	7%	16%
Nine months ended	$532.1	$584.1	$(52.0)	(9)%
Percentage of total revenue	7%	12%
The decrease in general and administrative expenses for the three months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily attributable to lower consulting and professional fees of $86.7 million, which were higher in the third quarter of fiscal 2025 primarily due to expenses incurred in connection with the Ansys Merger. Additionally, employee-related costs were lower in the three months ended July 31, 2026 primarily due to $53.6 million of stock-based compensation expense accelerated in connection with the Ansys Merger in the third quarter of fiscal 2025. These decreases were partially offset by higher employee-related costs from Ansys of $17.8 million, excluding the accelerated stock-based compensation expense for the Ansys Merger, due to the impact of the full quarter in fiscal 2026 versus the partial quarter in fiscal 2025.
The decrease in general and administrative expenses for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to lower consulting and professional fees of $140.7 million, which were higher during the nine months ended July 31, 2025 primarily due to expenses incurred in connection with the Ansys Merger. Excluding the accelerated stock-based compensation expense for the Ansys Merger of $53.6 million in the third quarter of fiscal 2025, employee-related costs were higher, primarily due to the contribution from Ansys of $81.0 million, due to the impact of the full period in fiscal 2026 versus the partial period in fiscal 2025. Additionally, the overall decrease was partially offset by increases of $9.3 million in depreciation and maintenance expense and $5.2 million in IT and facility costs.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets, included in operating expenses, consists of the amortization of trademarks, trade names and customer relationships intangible assets related to acquisitions.

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$155.2	$28.6	$126.6	443%
Percentage of total revenue	6%	2%
Nine months ended	$466.4	$36.6	$429.8	1,174%
Percentage of total revenue	7%	1%
The increase in amortization of acquired intangible assets for the three and nine months ended July 31, 2026 compared to the same periods in fiscal 2025 was primarily due to increases in amortization expense related to intangible assets acquired from the Ansys Merger. See Note 6. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a schedule of future amortization amounts.
Restructuring Charges

In November 2025, we initiated a restructuring plan for involuntary employee terminations as part of a business reorganization (the 2026 Plan) with total charges expected to be in the range of $300.0 million and $350.0 million. In August 2026, our Board of Directors (the Board) approved updated estimates of charges related to the 2026 Plan ranging from $425.0 million to $500.0 million, consisting primarily of severance and other one-time termination benefits, and other costs such as certain site closures as part of Synopsys' global site strategy. The 2026 Plan is anticipated to be completed by the end of fiscal 2027, with majority of the workforce reduction in fiscal 2026. We recorded restructuring charges of $2.2 million and $236.3 million for the three and nine months ended July 31, 2026, respectively. See Note 10. Restructuring Charges of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for more information.
Interest Expense

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended	$(133.2)	$(146.5)	$13.3	(9)%
Percentage of total revenue	(5)%	(8)%
Nine months ended	$(429.3)	$(252.0)	$(177.3)	70%
Percentage of total revenue	(6)%	(5)%
The decrease in interest expense for the three months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to the repayment and termination of the Term Loan Agreement during the first quarter of fiscal 2026.
The increase in interest expense for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to interest on the Senior Notes issued in the second quarter of fiscal 2025 and the borrowing under the Term Loan Agreement in the third quarter of fiscal 2025 in connection with the Ansys Merger. See Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further detail on our debt obligations.
Other Income (Expense), Net

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Gain on divestitures	$425.4	$—	$425.4	100%
Interest income	18.5	131.4	(112.9)	(86)%
Gains (losses) on assets related to deferred compensation plan	13.9	43.4	(29.5)	(68)%
Foreign currency exchange gains (losses)	2.7	1.2	1.5	125%
Loss on sale of strategic investments	—	(1.2)	1.2	(100)%
Other, net	(0.8)	(4.3)	3.5	(81)%
Total	$459.7	$170.5	$289.2	170%
Nine months ended
Gain on divestitures	$425.4	$—	$425.4	100%
Interest income	48.8	257.0	(208.2)	(81)%
Gains (losses) on assets related to deferred compensation plan	41.5	42.9	(1.4)	(3)%
Foreign currency exchange gains (losses)	(4.7)	1.1	(5.8)	(527)%
Loss on sale of strategic investments	—	(3.6)	3.6	(100)%
Gain on sale of building	—	51.4	(51.4)	(100)%
Other, net	19.6	(13.7)	33.3	(243)%
Total	$530.6	$335.1	$195.5	58%

The increase in other income (expense), net for the three months ended July 31, 2026 as compared to the same period in fiscal 2025 was primarily due to a pre-tax gain of $425.4 million on sale of our Processor IP Solutions (Processor IP) business on June 1, 2026, partially offset by lower interest income as a result of lower average cash balances and a decrease in the change in fair value of our executive deferred compensation plan assets.
The increase in other income (expense), net for the nine months ended July 31, 2026 as compared to the same period in fiscal 2025 was primarily due to a pre-tax gain of $425.4 million on the sale of our Processor IP business on June 1, 2026, partially offset by lower interest income as a result of lower average cash balances and the gain recognized from the sale of an office building in the second quarter of fiscal 2025.
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
Design Automation Segment

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$905.0	$583.8	$321.2	55%
Adjusted operating margin	45%	44%	1%	2%
Nine months ended
Adjusted operating income	$2,641.6	$1,447.2	$1,194.4	83%
Adjusted operating margin	45%	42%	3%	7%
The increase in adjusted operating income for the three and nine months ended July 31, 2026 compared to the same periods in fiscal 2025 was primarily due to an increase in revenue from arrangements booked in prior periods, partially offset by a decrease in license revenue due to the Optical Solutions Group divestiture.
Design IP Segment

	July 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Three months ended
Adjusted operating income	$125.4	$86.0	$39.4	46%
Adjusted operating margin	27%	20%	7%	35%
Nine months ended
Adjusted operating income	$302.2	$363.1	$(60.9)	(17)%
Adjusted operating margin	23%	27%	(4)%	(15)%
The increase in adjusted operating income for the three months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to an increase in the revenue of IP products driven by timing of customer demands.
The decrease in adjusted operating income for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to higher expenses and lower revenue as we continue to reallocate resources to the highest growth opportunities.
Income Taxes
Our effective tax rate increased in the three months ended July 31, 2026 as compared to the same period in fiscal 2025, which was primarily due to the release of a full valuation allowance against California research credits during the third quarter of fiscal 2025.

Our effective tax rate increased in the nine months ended July 31, 2026 as compared to the same period in fiscal 2025, which was primarily due to the release of a full valuation allowance against California research credits during the third quarter of fiscal 2025 and the recognition of a capital loss on the sale of our ownership in OpenLight during the first quarter of fiscal 2025, as well as a lower benefit from stock-based compensation and the foreign-derived intangible income deduction in fiscal 2026.
See Note 19. Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity are funds generated from our business operations and funds that may be drawn down under our revolving credit facility.
As of July 31, 2026, we held $3.6 billion in cash, cash equivalents and short-term investments. We also held $4.5 million in restricted cash primarily associated with deposits for office leases and employee loan programs. Our cash equivalents consisted primarily of taxable money market mutual funds, time deposits and highly liquid investments with maturities of three months or less. Our short-term investments include U.S. government securities and other U.S. government obligations, with an overall weighted-average credit rating of approximately AA+.
As of July 31, 2026, approximately $1.7 billion of our cash and cash equivalents were domiciled in various foreign jurisdictions. We have provided for foreign withholding taxes on the undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
As of July 31, 2026, we had $9.9 billion outstanding balance of the Senior Notes and $99.5 million outstanding balance under the deferred payment agreement related to the 2025 Rate Lock agreements. See Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities and Note 8. Financial Assets and Liabilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for further discussion.
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
The following sections discuss changes in our condensed consolidated statements of cash flows and other commitments of our liquidity and capital resources during the nine months ended July 31, 2026.
Cash Flows

	Nine Months Ended July 31,
	2026	2025	$ Change
	(dollars in millions)
Cash provided by operating activities	$2,298.6	$878.9	$1,419.7
Cash provided by (used in) investing activities	$353.8	$(16,445.7)	$16,799.5
Cash provided by (used in) financing activities	$(1,901.9)	$14,191.6	$(16,093.5)
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

The increase in net cash provided by operating activities for the nine months ended July 31, 2026 compared to the same period in fiscal 2025 was primarily due to contributions from Ansys, organic growth in our business (excluding Ansys), higher accounts receivable collections, and the non-recurring unrealized loss from settlement of the interest rate treasury lock of $121.6 million in the second quarter of fiscal 2025, partially offset by higher disbursements for operations, including vendor payments, and lower net income of $257.5 million.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $353.8 million for the nine months ended July 31, 2026 compared to net cash used in investing activities of $16.4 billion for the same period in fiscal 2025. The cash provided by investing activities for the nine months ended July 31, 2026 was primarily driven by the net proceeds of $440.0 million from the sale of the Processor IP business and $69.8 million from the net proceeds from the purchases, sales and maturities of investments, partially offset by the net cash outflows in the purchase of property and equipment of $156.1 million. The cash used in investing activities for the nine months ended July 31, 2025 was primarily driven by cash paid for acquisitions, net of cash acquired, of $16.7 billion mainly for the Ansys Merger, partially offset by proceeds of $142.5 million from the deferred consideration and final working capital adjustment payment received in connection with the Software Integrity Divestiture and proceeds of $74.3 million from the sale of an office building.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $1.9 billion for the nine months ended July 31, 2026 compared to net cash provided by financing activities of $14.2 billion for the same period in fiscal 2025. Net cash used in financing activities for the nine months ended July 31, 2026, consisted of the repayment of the remaining $3.5 billion of the Term Loans and purchases of treasury stock of $300.0 million, partially offset by net proceeds of $2.0 billion from the sale of our common stock pursuant to a securities purchase agreement with NVIDIA Corporation in the first quarter of fiscal 2026. For the nine months ended July 31, 2025, the cash provided by financing activities was primarily driven by the net proceeds of $14.3 billion from the issuance of Senior Notes and the borrowing under the Term Loan Agreement in connection with the financing of the Ansys Merger.
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
In February 2024, we entered into a term loan facility credit agreement (the Term Loan Agreement) in connection with the financing of the Ansys Merger. In July 2025, we borrowed the full $4.3 billion available under the Term Loan Agreement to fund a portion of the Cash Consideration and to pay transaction fees, premiums and expenses related to the Ansys Merger. The Term Loan Agreement contained a financial covenant requiring that Synopsys maintain a maximum consolidated leverage ratio, as well as certain other non-financial covenants. As of July 31, 2026, the term loans were fully paid and terminated.
In March 2025, we issued $10.0 billion in aggregate principal amount of senior notes (the Senior Notes) with net proceeds of approximately $9.9 billion. The net proceeds of the Senior Notes were used to fund a portion of the Cash Consideration and to pay related transaction fees and expenses in the Ansys Merger. Based on the trading prices of the Senior Notes, the fair value of our Senior Notes was $9.7 billion as of July 31, 2026.
In February 2024, we entered into a Sixth Amendment Agreement, which amended and restated our previous revolving credit agreement, dated as of December 14, 2022 (as amended and restated, the Revolving Credit Agreement). The Revolving Credit Agreement provides an unsecured $850.0 million committed multicurrency revolving credit facility and an unsecured uncommitted incremental revolving loan facility of up to $150.0 million. The maturity date of the revolving credit facility is December 14, 2027, which may be extended at our option. The Revolving Credit Agreement contains a financial covenant requiring us to maintain a maximum consolidated leverage ratio, as well as other non-financial covenants. As of July 31, 2026, there was no outstanding balance under the Revolving Credit Agreement, and we were in compliance with all covenants thereunder.
In July 2018, we entered into a 12-year 220.0 million Renminbi (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. As of July 31, 2026, we had $10.9 million outstanding balance under the agreement.

For additional information, see Note 11. Senior Notes, Bridge Commitment Letter, Term Loan and Revolving Credit Facilities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.
Stock Repurchase Program
In fiscal 2022, the Board approved and publicly announced a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion of our common stock. As of July 31, 2026, $1.7 billion remained available for future stock repurchases under the Program. The pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions.
In March 2026, we entered into an accelerated stock repurchase agreement (the March 2026 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the March 2026 ASR, we made a prepayment of $250.0 million to receive initial deliveries of shares valued at $212.5 million. The remaining balance of $37.5 million was settled on June 1, 2026, resulting in the delivery of an additional 51,437 shares. Total shares repurchased under the March 2026 ASR were approximately 564.7 thousand shares, at an average purchase price of $442.69 per share.
During the second quarter of fiscal 2026, we also repurchased on the open market approximately 126.7 thousand shares of our common stock pursuant to the Program, at an average price of $394.78 per share for an aggregate purchase price of $50.0 million.
The IR Act was enacted in the United States on August 16, 2022. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year. As of July 31, 2026, this has not had any impact on our consolidated financial statements.

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
As of July 31, 2026, our exposure to market risk had not changed materially since October 31, 2025.
As of July 31, 2026, we had approximately $9.9 billion of Senior Notes, net of unamortized discount and issuance costs, outstanding. The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
For more information on financial market risks related to changes in interest rates and foreign currency rates, reference is made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk contained in Part II of our Annual Report.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of July 31, 2026, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Regardless of how well designed and operated, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our compliance programs and compliance training for employees may not prevent our employees or contractors from breaching or circumventing our policies or violating applicable laws and regulations. Our CEO and CFO have concluded that, as of July 31, 2026, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the CEO and CFO, to allow timely decisions regarding its required disclosure.
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
The Class Actions have been consolidated into one action captioned In re Synopsys, Inc. Securities Litigation (Case No. 5:25-cv-09410). On July 21, 2026, the court appointed lead plaintiffs and lead plaintiffs’ counsel, and, under the current schedule, a consolidated complaint is due on September 23, 2026 with defendants’ response to that complaint due by November 4, 2026. The Derivative Actions have been stayed pending resolution of any motion to dismiss that will be filed in the related Class Actions. The parties have stipulated to consolidate the Derivative Actions, forming the action captioned In re Synopsys, Inc. Stockholder Derivative Litigation (Case No. 5:26-cv-10878). We believe these claims are without merit, and we intend to defend the matters vigorously. However, the ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors. As we are unable to determine at this time whether any loss ultimately will occur or to estimate the range of such loss, no amount of loss has been accrued by us in our financial statements as of and for the three and nine months ended July 31, 2026.
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
Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. The adoption of AI technologies has brought new demands and also challenges in terms of disruption to both our business models and existing technology offerings. For example, in response to recent market trends and the underperformance of our Design IP segment, we are in the process of reallocating resources in our IP business to certain higher growth opportunities. Our efforts in reallocating these resources and developing these new technology solutions may not succeed or generate expected returns, which may result in an adverse impact on our business and financial results. Additionally, semiconductor device functionality requirements continually increase while feature widths decrease, which substantially increases the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor or displacement of their purchases by internal development. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
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
We have also divested and may in the future divest certain product lines or technologies that no longer fit our long-term strategies, including, for example, the divestiture of our Processor IP business in June 2026. Divestitures may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines or technologies. Additionally, if we sell or otherwise dispose of certain product lines or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all. Further, whether such divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including disrupting our regular operations, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
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
The techniques used to obtain unauthorized access to networks or to sabotage systems of companies such as ours change frequently, increasingly leverage technologies such as AI, and generally are not recognized until launched against a target. We may be unable to anticipate these emerging techniques, react in a timely manner, or implement adequate preventative measures, or we may not have sufficient logging available to fully investigate the incident. Our security measures vary in maturity across the business and may be and have been circumvented. For example, we have identified instances where employees have used non-approved applications for business purposes, some of which do not meet our security standards. In addition, we have discovered unauthorized third-party access to our and our customers' proprietary information in various incidents by cybercriminals suspected of being financially motivated and/or state-sponsored actors. We believe these incidents are contained, and where appropriate, we have informed affected customers, federal law enforcement, and applicable regulatory agencies.
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
We have incurred a substantial amount of debt in connection with the Ansys Merger, including the Senior Notes. Accordingly, as of July 31, 2026, we had approximately $10.0 billion of total debt.
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

The agreements that govern our indebtedness and the indenture governing the Senior Notes each contain various affirmative and negative covenants. Such covenants, subject to certain significant exceptions, restrict our ability and the ability of certain of our subsidiaries to, among other things, engage in mergers, consolidations and acquisitions, grant liens, enter into certain sale and leaseback transactions and incur debt at subsidiaries. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition.
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

In addition, certain of our directors and officers may be involved in ongoing securities or other lawsuits, including in the context of their roles with other public companies, and our directors or officers may in the future become involved in such litigation. Securities litigation, including the cost to defend against, and any potential adverse outcome resulting from any such proceeding, can be expensive, time-consuming, damage our reputation and divert our management’s and directors' attention from other business concerns, which could seriously harm our business. As noted above, in 2025, shareholder class action complaints were filed against Synopsys and certain of our current directors and officers and in 2025 and 2026, shareholder derivative actions were filed against certain of our current directors and officers. The complaints allege, among other matters, that certain material misstatements or omissions related to the performance of our Design IP segment were made in violation of federal securities laws. There is no guarantee that we will be successful in our efforts to defend against these complaints. Further information regarding certain of these matters is contained in Part II, Item 1, Legal Proceedings of this Quarterly Report.
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
(c) Stock Repurchases
In March 2026, we entered into an accelerated stock repurchase agreement (the March 2026 ASR) to repurchase an aggregate of $250.0 million of our common stock. Pursuant to the March 2026 ASR, we made a prepayment of $250.0 million to receive initial deliveries of shares valued at $212.5 million. The remaining balance of $37.5 million was settled on June 1, 2026, resulting in the delivery of an additional 51,437 shares. We repurchased approximately 564.7 thousand shares under the March 2026 ASR, at an average purchase price of $442.69 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the programs(2)
Month #1
May 1, 2026 through May 31, 2026	—	$—	—	$1,700,000,097
Month #2
June 1, 2026 through June 30, 2026	51,437	$729.05	51,437	$1,700,000,097
Month #3
July 1, 2026 through July 31, 2026	—	$—	—	$1,700,000,097
Total	51,437	$729.05	51,437	$1,700,000,097
(1) Amounts are calculated based on the settlement date.
(2) In fiscal 2022, the Board approved and publicly announced a stock repurchase program (the Program) with authorization to purchase up to $1.5 billion of our common stock. In February 2026, the Board approved a replenishment of the Program with authorization to purchase up to $2.0 billion of our common stock. As of July 31, 2026, $1.7 billion remained available for future repurchases under the Program.
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

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.1	3/25/2024
10.1	Cooperation Agreement, by and among Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P. and Synopsys, Inc., dated as of May 26, 2026	8-K	000-19807	10.1	5/27/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1+
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
						X
101
The following financial statements from Synopsys' Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of July 31, 2026 and October 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2026 and July 31, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2026 and July 31, 2025, (iv) Condensed Consolidated Statements of Stockholders' Equity at July 31, 2026 and July 31, 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2026 and July 31, 2025 and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

SYNOPSYS, INC.

Date: August 26, 2026	By:	/s/ SHELAGH GLASER
Shelagh Glaser Chief Financial Officer (Principal Financial Officer)